Form 10-Q
period 2019-09-30
Thunder Bridge Acquisition II, LTD
filed 2019-11-13
CIK 1769318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39022

THUNDER BRIDGE ACQUISITION II, LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9912 Georgetown Pike Suite D203 Great Falls, Virginia	22066
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 431-0507

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant	THBRU	The NASDAQ Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	THBR	The NASDAQ Stock Market LLC

Warrants, each whole warrant exercisable for one Class A Ordinary Share for $11.50 per share	THBRW	The NASDAQ Stock Market LLC

As of November 13, 2019, there were 34,500,000 shares of the Company’s Class A ordinary shares, par value $0.0001(the “Class A Shares”) and 8,625,000 of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

THUNDER BRIDGE ACQUISITION II, LTD.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements:	1
	Condensed Balance Sheet as of September 30, 2019 (Unaudited)	1
	Condensed Statements of Operations for the Three Months Ended September 30, 2019 and for the period from February 13, 2019 (date of inception) to September 30, 2019 (Unaudited)	2
	Condensed Statement of Changes in Shareholders’ Equity for the period from February 13, 2019 (date of inception) to September 30, 2019 (Unaudited)	3
	Condensed Statement of Cash Flows for the period from February 13, 2019 (date of inception) to September 30, 2019 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED BALANCE SHEET

ASSETS
Current assets
Cash and cash Equivalents	$944,979
Prepaid expenses	168,309
Total current assets	1,113,288
Other assets
Cash and Marketable Securities held in Trust Account	345,867,168
Total assets	$346,980,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	25,353
Total current liabilities	25,353
Deferred underwriting fee payable	12,075,000
Total Liabilities	12,100,353

Ordinary shares subject to possible redemption, 32,889,342 at redemption value	329,880,100

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,610,658 shares issued and outstanding (excluding 32,889,342 shares subject to possible redemption)	162

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863

Additional paid in capital	4,310,338

Retained Earnings	688,640
Total Shareholders’ Equity	5,000,003
$346,980,456

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2019	For the Period from February 13, 2019 (Date of Inception) through September 30, 2019

Formation costs and other operating expenses	$147,173	178,528
Loss from operations	(147,173)	(178,528)

Other Income:
Unrealized gain on securities held in trust	867,168	867,168
Net income	$719,995	$688,640
Weighted average shares outstanding, basic and diluted (1)	9,469,740	8,700,396
Basic and diluted net loss per ordinary share	$(0.01)	$(0.02)

(1)	Excludes an aggregate of up to 32,889,342 shares subject to redemption at September 30, 2019 (See Note 7).

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - February 13, 2019 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to sponsor	-	-	8,625,000	863	24,137	-	25,000

Sale of 34,500,000 Units, net of underwriters discount and offering costs	34,500,000	3,450	-	-	325,513,013	-	325,516,463

Sale of 8,650,000 private placement warrants	-	-	-	-	8,650,000	-	8,650,000

Common stock subject to redemption	(32,889,342)	(3,288)	-	-	(329,876,812)	-	(329,880,100)

Net income	-	-	-	-	-	688,640	688,640

Balance - September 30, 2019	1,610,658	$162	8,625,000	$863	$4,310,338	$688,640	$5,000,003

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from February 13, 2019 (Date of Inception) through September 30, 2019

(Unaudited)

Cash flow from operating activities:
Net income	$688,640
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(867,168)
Changes in operating assets and liabilities:
Prepaid expenses	(168,309)
Accounts payable	25,353
Net cash used in operating activities	(321,484)

Cash flow from investing activities:
Investment of cash in Trust Account	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Class B ordinary shares	25,000
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of private placement warrants	8,650,000
Proceeds from promissory note - related party	277,000
Repayment of promissory note - related party	(277,000)
Payment of deferred offering costs	(508,537)
Net cash provided by financing activities	346,266,463
Net change in cash	944,979
Cash at the beginning of the period	-
Cash at the end of the period	$944,979

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Plan of Business Operations

Thunder Bridge Acquisition II, Ltd. (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company on February 13, 2019. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

All activity for the period from February 13, 2019 (date of inception) through August 13, 2019 relates to the Company’s formation and its Initial Public Offering (“Initial Public Offering”), which is described in Note 3.

The registration statement for the Company’s Initial Public Offering was declared effective on August 8, 2019. On August 13, 2019 the Company consummated the Initial Public Offering of 34,500,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), generating gross proceeds of $345,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,650,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to Thunder Bridge Acquisition II, LLC (the “Sponsor”), generating gross proceeds of $8,650,000, which is described in Note 4.

Following the closing of the Initial Public Offering on August 13, 2019, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs amounted to $19,483,537 consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees (see Note 6) and $508,537 of other costs. In addition, $1,230,680 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer, in either case at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares. In connection with any shareholder vote required to approve any Business Combination, the Sponsor and any other shareholder of the Company prior to the consummation of the Public Offering (collectively with the Sponsor, the “Initial Shareholders”) and the Company’s directors and officers will agree (i) to vote any of their respective Ordinary Shares (as defined below) in favor of the initial Business Combination and (ii) not to redeem any of their Ordinary Shares in connection therewith. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, in the case of a shareholder vote, a majority of the outstanding Ordinary Shares voted are voted in favor of the Business Combination.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Plan of Business Operations (cont.)

The NASDAQ rules require that the Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (less any Deferred Commissions (as defined below) and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Business Combination.

The Company will have until August 13, 2021 to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within 24 months of the closing of the Initial Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Shareholders as Shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account (initially anticipated to be approximately $10.00 per share, plus any pro rata interest earned on the Trust Fund not previously released to the Company and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24-month time period.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission.

Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months September 30, 2019 and for the period from February 13, 2019 (date of inception) through September 30, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended September 30, 2019 and for the period from February 13, 2019 (date of inception) through September 30, 2019, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies (cont.)

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	Three Months Ended September 30, 2019	For the Period from February 13, 2019 (Date of Inception) through September 30, 2019
Net income	$719,995	$688,640
Less: Income attributable to ordinary shares	(827,294)	(827,294)
Net loss available to ordinary shares	$(107,299)	$(138,654)
Weighted average shares outstanding, basic and diluted	9,469,740	8,700,396

Basic and diluted net loss per ordinary share	$(0.01)	$(0.02)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019, ordinary shares subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $19,483,537 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies (cont.)

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the balance sheet.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of September 30, 2019 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Share and one-half redeemable Warrant. Each whole warrant (“Public Warrant”) entitles the holder to purchase one Class A Share at a price of $11.50 per share (See Note 7).

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 8,650,000 Private Placement Warrants at $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,650,000. Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at an exercise price of $11.50. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants: (i) will not be redeemable by the Company; (ii) may be exercised for cash or on a cashless basis, so long as they are held by the Sponsor or any of its permitted transferees and (iii) are (including the ordinary shares issuable upon exercise of the Private Placement Warrants) entitled to registration rights. Additionally, the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants, including the Class A Shares issuable upon exercise of the Private Placement Warrants (except to certain permitted transferees), until 30 days after the completion of the Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On February 19, 2019, an aggregate 8,625,000 Class B Shares (the “Founder Shares”) were sold to the Sponsor at a price of approximately $0.003 per share, for an aggregate price of $25,000. This number included an aggregate of up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full by the Underwriters in order to maintain the Initial Shareholders’ ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Initial Public Offering. The Founder Shares are identical to the Class A Shares included in the Units being sold in the Initial Public Offering, except that the Founder Shares (i) have the voting rights described in Note 7, (ii) are subject to certain transfer restrictions described below and (iii) are convertible into Class A Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. The Founder Shares may not be transferred, assigned or sold until the earlier of (i) one year after the completion of the Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Business Combination that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 10, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. As of September 30, 2019, the Company had incurred and paid $20,000.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on August 10, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer and its senior special advisor a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. As of September 30, 2019, the Company had incurred and paid $40,000.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (continued)

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.

Financing Agreement

The Company and a member of the Sponsor entered into a letter agreement on August 8, 2019, under the terms of which the Company will provide such member with a right of first refusal to provide up to 51% of any necessary debt financing in connection with the Company’s Business Combination and to act as lead agent and arranger in connection thereto.

Note Payable to Sponsor

On February 20, 2019, the Sponsor and the Company executed an unsecured promissory note pursuant to which the Company may borrow up to $300,000 in the aggregate to cover the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. On August 13, 2019, the outstanding balance of $277,000 in borrowings outstanding under the Promissory Note was repaid.

Note 6 — Commitments

Registration Rights

Pursuant to a registration rights agreement entered into on August 10, 2019, the holders of the Founder Shares, Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which was exercised on August 13, 2019.

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $6,900,000. In addition, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $12,075,000. The deferred commission will be placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 7 — Shareholder’s Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the Ordinary Shares and could have anti-takeover effects.

At September 30, 2019, there were no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 Class A Shares, with a par value of $0.0001 each, and 20,000,000 Class B ordinary shares, with a par value of $0.0001 each (the “Class B Shares” and, together with the Class A Shares, the “Ordinary Shares”). Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share; provided that only holders of the Class B Shares have the right to vote on the election of directors prior to the Business Combination. The Class B Shares will automatically convert into Class A Shares at the time of the Business Combination, on a one-for-one basis, subject to adjustment for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Business Combination, the ratio at which the Class B Shares shall convert into Class A Shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Shares issuable upon conversion of all Class B Shares will equal, in the aggregate, 20% of the sum of all Ordinary Shares outstanding upon completion of the Initial Public Offering plus all Class A Shares and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any Ordinary Shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination, or any Private Placement-equivalent Warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company. Holders of Founder Shares may also elect to convert their Class B Shares into an equal number of Class A Shares, subject to adjustment as provided above, at any time.

At September 30, 2019, there were 1,610,658 Class A Shares issued and outstanding, (excluding 32,889,342 Class A shares subject to possible redemption), and there were 8,625,000 Class B Shares issued and outstanding.

Founder Shares

On February 20, 2019, an aggregate of 8,625,000 Class B Shares (the “Founder Shares”) were sold to the Sponsor at a price of approximately $0.003 per share, for an aggregate price of $25,000. This number included an aggregate of up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full by the Underwriters in order to maintain the Initial Shareholders’ ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Initial Public Offering. The Founder Shares are identical to the Class A Shares included in the Units sold in the Initial Public Offering, except that the Founder Shares (i) have the voting rights described in Note 7, (ii) are subject to certain transfer restrictions described below and (iii) are convertible into Class A Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. The Founder Shares may not be transferred, assigned or sold until the earlier of (i) one year after the completion of the Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Business Combination that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property.

Notwithstanding the foregoing, if the last sale price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO BALANCE SHEET

Note 7 — Shareholders’ Equity (cont.)

The Company will not be obligated to deliver any shares of Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any shares of Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of Class A ordinary shares issuable upon exercise of the warrants. The Company will use its reasonable best efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemptions of Warrants — Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to each warrant holder.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO BALANCE SHEET

Note 7 — Shareholders’ Equity (cont.)

In addition, if the Company issues additional shares of ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at a newly issued price of less than $9.20 per share of ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price and the redemption price of the warrants shall be adjusted to equal 180% of the newly issued price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At September 30, 2019, there were 17,250,000 whole public warrants and 8,650,000 private placement warrants outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer Thunder Bridge Acquisition, Ltd. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

The Company is a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

The issuance of additional ordinary shares in a business combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if the Company issues debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	the Company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	the Company’s inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	the Company’s inability to pay dividends on our ordinary shares;

●	using a substantial portion of the Company’s cash flow to pay principal and interest on the Company’s debt, which will reduce the funds available for dividends on the Company’s ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on the Company’s flexibility in planning for and reacting to changes in the Company’s business and in the industry in which the Company operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on the Company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of the Company’s strategy and other purposes and other disadvantages compared to the Company’s competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2019 and for the period from February 13, 2019 (date of inception) through September 30, 2019, we had net income of $719,994 and $688,638, respectively, which consists of formation costs and operating costs of $147,174 and $178,529, respectively, unrealized gains of $867,168 for each period on marketable securities held in our Trust Account (as defined below).

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of Founder Shares for $25,000 by the Sponsor, and a total of $277,000 of loans and advances by the Sponsor.

On August 13, 2019, we consummated our Public Offering in which we sold 34,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $345,000,000 before underwriting fees and expenses. The Sponsor purchased 8,650,000 Placement Warrants at a price of $1.00 per Placement Warrant in a Private Placement that occurred simultaneously with the Public Offering.

In connection with the Public Offering, the Company incurred offering costs of $19,486,987 (including an underwriting fee of $6,900,000 and deferred underwriting commissions of $12,075,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. Prior to the closing of the Public Offering, the Sponsor had made $277,000 in loans and advances to the Company. The loans and advances were non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Public Offering. The loans of $277,000 were fully repaid upon the consummation of the Public Offering on August 13, 2019.

As of September 30, 2019, we have available to us $944,979 of cash on our balance sheet and working capital of $1,087,935. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At September 30, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Underwriter was paid a cash underwriting fee of 2% of gross proceeds of the Public Offering, or $6,900,000. In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of 12,075,000 consisting of (i) 3.5% of the gross proceeds of the Public Offering. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months September 30, 2019 and for the period from February 13, 2019 (date of inception) through September 30, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended September 30, 2019 and for the period from February 13, 2019 (date of inception) through September 30, 2019, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	Three Months Ended September 30, 2019	For the Period from February 13, 2019 (Date of Inception) through September 30, 2019
Net income	$719,995	$688,640
Less: Income attributable to ordinary shares	(827,294)	(827,294)
Net loss available to ordinary shares	$(107,299)	$(138,654)
Weighted average shares outstanding, basic and diluted	9,469,740	8,700,396

Basic and diluted net loss per ordinary share	$(0.01)	$(0.02)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Offering Cost

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Bulletin 5A - “Expenses of Offering.” Offering costs were $19,486,987 (including underwriting commission of $6,900,000 and deferred underwriting commissions of $12,075,000), consisting principally of costs incurred in connection with formation and preparation for the Public Offering. These offering costs were charged to additional paid in capital upon closing of the Public Offering.

 Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2019, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on February 13, 2019. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the Public Offering and the sale of the Private Placement Warrants held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated August 8, 2019 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated August 8, 2019 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On August 13, 2019, we completed the private sale of an aggregate of 8,650,000 Private Placement warrants at a price of $1.00 per Placement Warrant to the Sponsor generating gross proceeds to the Company of $8,650,000. This purchase took place on a private placement basis simultaneously with the completion of our Initial Public Offering. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds from the Public Offering

On August 13, 2019, we consummated our Initial Public Offering of 34,500,000 units (the “Units”), including 4,500,000 Units issued pursuant to the exercise in full of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company (the “Warrants”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $345,000,000.

The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-232688). The SEC declared the registration statement effective on August 8, 2019.

In connection with the Public Offering, the Company incurred offering costs of $19,486,987 (including an underwriting fee of $6,900,000 and deferred underwriting commissions of $12,075,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. Prior to the closing of the Public Offering, the Sponsor had made $277,000 in loans and advances to the Company. The loans and advances were non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Public Offering. The loans of $277,000 were fully repaid upon the consummation of the Public Offering on August 13, 2019.

After deducting the underwriting fee (excluding the deferred underwriting commission of $12,075,000, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the Private Placement of the Placement Warrants was approximately $346,241,463 of which $345,000,000 (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account. Approximately $1,230,680 was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of September 30, 2019, cash held outside the Trust Account was $944,979. The net proceeds of the Public Offering and the sale of the Placement Warrants are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER BRIDGE ACQUISITION II, LTD

Date: November 13, 2019	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: November 13, 2019	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)