Form 10-K
period 2019-12-31
Thunder Bridge Acquisition II, LTD
filed 2020-03-10
CIK 1769318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39022

THUNDER BRIDGE ACQUISITION II, LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9912 Georgetown Pike Suite D203 Great Falls, Virginia	22066
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 431-0507

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Ordinary Shares, par value $0.0001 per share	THBR	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share for $11.50 per share	THBRW	The NASDAQ Stock Market LLC
Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant	THBRU	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units begin trading on The NASDAQ Capital Market on August 13, 2019 and the registrant’s Class A ordinary shares and warrants began trading on The NASDAQ Capital Market on October 4, 2019.

As of March 9, 2020, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”) and 8,625,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”), of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this annual report on Form 10-K, references to:

●	“we,” “us,” “company”, “Thunder Bridge” or “our company” are to Thunder Bridge Acquisition II, Ltd., a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our memorandum and articles of association;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time.

●	“founder shares” are to shares of our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, and our Class A ordinary shares issued upon the conversion thereof as provided herein;

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“letter agreement” refers to the letter agreement, dated August 8, 2019 which is filed as an exhibit to this report; and

●	“management” or our “management team” are to our officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares, collectively;

●	“public shareholders” are to the holders of our public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or in the open market);

●	“sponsor” is Thunder Bridge Acquisition II LLC, a Delaware limited liability company; our President and Chief Executive Officer is the managing member of our sponsor
●	warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees;

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business

General

We are an early stage blank check company incorporated on February 13, 2019 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have not selected any specific business combination target, have generated no operating revenues to date and will not generate operating revenues until we consummate our initial business combination.

Since our initial public offering, we have concentrated our efforts in identifying businesses in the financial services industry, including asset and wealth management, lending and leasing, and businesses providing financial technological services to, or operating in, the financial services industry. We will place a particular emphasis on businesses that provide data processing, storage and transmission services, data bases and payment services, fraud detection, data analysis or verification, client or customer interface, or have adopted operations in the financial services industry that are more technologically driven than the operational platforms of the legacy operators (collectively “FinTech”). We are not, however, required to complete our initial business combination with a financial services or financial technology business and, as a result, we may pursue a business combination outside of that industry. We will seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial enhancement or redirection to maximize value. We do not intend to acquire start-up or other early-stage companies, companies with speculative business plans or companies that are excessively leveraged.

As we search for and evaluate opportunities, we intend to concentrate our efforts in identifying businesses which either provide disruptive technological innovation to the financial services industry, with particular emphasis on businesses that provide data processing; transactional and data security; data analysis; transaction clearing and payment processing; operational automation; rewards, loyalty, and client or customer engagement platforms by which financial services engage their clients and market and provide enhanced products and services to them; digital marketing; or companies that through the adoption of such technologies and practices can better compete and thrive in the rapidly evolving financial services global marketplace. We believe that these emerging technologies are blurring the lines between traditional product offerings and delivery methods of financial services companies as well as the product mix and services offered within the financial services industry as companies seek to redesign or re-engineer their customer or client experience.

According to the International Organization of Securities Commissions (IOSCO) Research Report on Financial Technologies, February 2017, “[T]he term Financial Technologies or “Fintech” is used to describe a variety of innovative business models and emerging technologies that have the potential to transform the financial services industry:

-	Innovative Fintech business models typically offer one or more specific financial products or services in an automated fashion through the use of the internet. By doing so, they unbundle the different financial services traditionally offered by service providers — incumbent banks, brokers or investment managers. For example, equity crowdfunding platforms intermediate share placements; peer-to-peer lending platforms intermediate or sell loans; robo-advisers provide automated investment advice; and social trading platforms offer brokerage and investing services.

-	Emerging technologies such as cognitive computing, machine learning, artificial intelligence, and distributed ledger technologies (DLT) can be used to supplement both Fintech new entrants and traditional incumbents, and carry the potential to materially change the financial services industry.

We believe our management team and senior special advisor have the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team and senior special advisor’s network and investing and operating experience do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed.

Furthermore, our sponsor, management team and their affiliates have a broad network of contacts and corporate relationships developed through extensive experience sourcing, acquiring, growing, financing and selling businesses; maintaining dialogues with sellers, capital providers and target management teams; and executing transactions under varying economic and financial conditions.

We believe that these networks of contacts and relationships provide us with an important source of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. We do not intend or expect to regularly participate in auction processes for prospective target companies.

Objective and Business Opportunity

Since our initial public offering in August 2019, we have concentrated our efforts in identifying businesses in the financial services industry, including asset and wealth management, lending and leasing, and businesses providing financial technological services to, or operating in, the financial services industry. We have placed a particular emphasis on businesses that provide data processing, storage and transmission services, data bases and payment processing services, fraud detection, data analysis or verification, client or customer interface, or have adopted operations in the financial services industry that are more technologically driven than the operational platforms of the legacy operators (collectively “FinTech”). We are not, however, required to complete our initial business combination with a financial services or financial technology business and, as a result, we may pursue a business combination outside of that industry. We will continue to seek to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial enhancement or redirection to maximize value. We do not intend to acquire start-up or other early-stage companies, companies with speculative business plans or companies that are excessively leveraged.

As we search for and evaluate opportunities, we have concentrated our efforts on identifying businesses which either provide disruptive technological innovation to the financial services industry, with particular emphasis on businesses that provide data processing; transactional and data security; data analysis; transaction clearing and payment processing; operational automation; rewards, loyalty, and client or customer engagement platforms by which financial services engage their clients and market and provide enhanced products and services to them; digital marketing; or companies that through the adoption of such technologies and practices can better compete and thrive in the rapidly evolving financial services global marketplace. We believe that these emerging technologies are blurring the lines between traditional product offerings and delivery methods of financial services companies as well as the product mix and services offered within the financial services industry as companies seek to redesign or re-engineer their customer or client experience.

We believe our management team and senior special advisor have the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team’s network and investing and operating experience do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed.

Furthermore, our sponsor, management team, senior special advisor and their affiliates have a broad network of contacts and corporate relationships developed through extensive experience sourcing, acquiring, growing, financing and selling businesses; maintaining dialogues with sellers, capital providers and target management teams; and executing transactions under varying economic and financial conditions.

We believe that these networks of contacts and relationships have provided us with an important source of investment opportunities. In addition, target business candidates have been brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. We have not participated in the auction processes for prospective target companies.

Business Strategy

We will seek to capitalize on the significant financial services, asset and fund management, financial technology and banking experience, private and public equity experience, and contacts of our management team and senior special advisor, including Gary Simanson, our President and Chief Executive Officer and a Director, William Houlihan, our Chief Financial Officer,  John Wu, our Chief Investment Officer, David E. Mangum, a Director, Mary Ann Gillespie, a Director, Robert Harthheimer, a Director, Stewart Paperin, a Director, Allerd Derk Stikker, a Director and Pete Kight, our senior special advisor, to identify, evaluate, acquire and operate a target business. If we elect to pursue an investment outside of the financial services or FinTech industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained in this report regarding that industry might not be relevant to an understanding of the business that we elect to acquire. Members of our management team and senior special advisor have extensive experience in the financial services industry, the financial technology industry, the asset and wealth management industry, as well as extensive experience in operating financial services companies in a public company environment and a private company environment, serving on both public and private company boards of directors, including financial institutions and FinTech companies, strong knowledge and experience in financial, legal and regulatory matters, initial public offerings, private equity and venture capital, as well as mergers and acquisitions in the financial services industry.

We believe that potential sellers of target businesses will view the fact that members of our management team and our senior advisor have successfully closed business combinations with vehicles similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, past performance of our management team and senior special advisor is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team and senior special advisor have been involved in businesses and deals that were unsuccessful.

We have identified the following criteria that we have and intend to continue to use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	History of free cash flow generation. We will seek to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

●	Revenues and Enterprise Value. We will seek to acquire one or more businesses with annual revenues of approximately $150 million to $750 million and an enterprise value of approximately $500 million to $1.5 billion.

●	Strong management team. We will seek to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their shareholders.

●	Opportunities for add-on acquisitions. We will seek to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Spin-offs/divestitures of non-core businesses or assets from larger companies. We will focus on one or more businesses or assets that are part of larger companies where the owners seek to divest or spin-off such businesses in order to free up capital to focus on core activities.

●	Defensible business niche. We will seek to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

●	Diversified customer and supplier base. We seek to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and executive officers have significant executive, investment and operational experience in the financial services and financial technology industries. Although in the course of their careers they have been involved in some unsuccessful businesses and deals, we believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

●	Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry as well as their other corporate relationships, our management team members have developed a broad array of contacts in the industry. We believe that these contacts are important in generating acquisition opportunities for us. Additionally, Mr. Simanson is the principal of Thunder Bridge Capital, LLC, a private investment vehicle seeking strategic loan asset purchase relationships and equity opportunities in the financial services and FinTech industries. Through this entity, the principals are presented with and exposed to numerous domestic and global opportunities in the financial services and FinTech industries.

●	Strong Financial Position and Flexibility. With a trust account currently (as of December 31, 2019) in the amount of approximately 347.5 million and a public market for our ordinary shares, we offer a target business a variety of options to facilitate a future business transaction and fund the growth and expansion of business operations. Because we are able to consummate an initial business transaction using our capital stock, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and would only do so simultaneously with the consummation of our initial business transaction. Accordingly, our flexibility in structuring an initial business transaction may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure makes us an attractive business transaction partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business transaction with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Our Investment Process

In evaluating a prospective target business, we will conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital planning experience. Due to the relationships among our sponsor, management team and their respective affiliates, we believe that we have the capacity to appropriately source opportunities, and to conduct critical business, financial and other analyses of prospective target businesses ourselves, and accordingly, relative to other blank check companies, we believe we have less reliance on unaffiliated third parties to provide such key elements of the investment process.

Each of our directors and officers presently has, and in the future any of our directors and officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and senior special advisor and their respective affiliates, and the relationships they have developed as a result of such experience, provides us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources and target management teams and experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships provides us important sources of investment opportunities. In addition, target business candidates have been brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

 Other Acquisition Considerations

Members of our management team directly and indirectly own our ordinary shares and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Initial Business Combination

The NASDAQ rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team and senior special advisor’s backgrounds makes us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

 Financial Position

With funds available for a business combination in the amount of $347,460,852, as of December 31, 2019, assuming no redemptions and after payment of $12,075,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Selection of a Target Business and Structuring of Our Initial Business Combination

The NASDAQ rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

 Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team and senior special advisor, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, there can be no assurances that members of our management team and senior special advisor will have significant experience or knowledge relating to the operations of the particular target business.

There can be no assurances that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. There can be no assurances that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

 Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Shareholders Upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2019, was $10.07 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under NASDAQ rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on NASDAQ, we are required to comply with NASDAQ rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NASDAQ listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the issued and outstanding Class A ordinary shares voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by August 13, 2021.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we have until August 13, 2021 to complete our initial business combination. If we are unable to complete our initial business combination by August 13, 2021 or with such time provided, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by August 13, 2021.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by August 13, 2021. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within such time period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2021 or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect to use the amounts held outside the trust account ($497,549 as of December 31, 2019) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination by August 13, 2021, although there can be no assurances that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.07 (based on the trust account balance as of December 31, 2019). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. There can be no assurances that the actual per-share redemption amount received by shareholders will not be substantially less than $10.07. While we intend to pay such amounts, if any, there can be no assurances that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, there can be no assurances that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($497,549 as of December 31, 2019), to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, there can be no assurances we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. There can be no assurances that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2021 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by August 13, 2021, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by August 13, 2021, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of a special resolution which requires the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provides that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and may continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. In addition, if we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.50 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the newly issued price and the redemption price of the warrants shall be adjusted to equal 180% of the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devotes in any time period may vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2020 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and an investor could lose all or part of their investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respects to us and our business.

We are an early stage company with limited operating history and no revenues, and you have little basis on which to evaluate our ability to achieve our business objective.

We are an early stage company established under the laws of the Cayman Islands with limited operating results and no revenues. Because we lack significant operating history, you have little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even if a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of NASDAQ or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or NASDAQ rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate. Please see the section entitled “Business — Effecting Our Initial Business Combination — Shareholders may not have the ability to approve our initial business combination” for additional information.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our sponsor owns 20% of our issued and outstanding ordinary shares. As a result, in addition to our initial shareholder’s founder shares and 100,000 units owned by one of our officers, we would need only 12,837,501, or 37.3%, of the 34,500,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board of Directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B shares at the time of the initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that public shareholders would have to wait for liquidation in order to redeem their shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, public shareholders would not receive their pro rata portion of the trust account until we liquidate the trust account. If public shareholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, public shareholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by August 13, 2021. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.07 per share (based on the balance of our trust account as of December 31, 2019), or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by August 13, 2021. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.07 per share, or less than such amount in certain circumstances based on the balance of our trust account as of December 31, 2019, and our warrants will expire worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Please see “Business — Permitted purchases of our securities” for a description of how such persons will determine which shareholders to seek to acquire shares from. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

Our public shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, they may be forced to sell their public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 13, 2021 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by August 13, 2021, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate an investment, our public shareholders may be forced to sell their public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on NASDAQ. There can be no assurances that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. There can be no assurances that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our units, Class A ordinary shares and warrants are listed on NASDAQ, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Our shareholders will not be entitled to protections normally afforded to investors of some other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 at the time of our initial public offering, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our securities are tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.07 per share (based on the balance of our trust account as of December 31, 2019), or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.07 per share (based on the balance of our trust account as of December 31, 2019), or less in certain circumstances and our warrants will expire worthless.

If the net proceeds of our initial public offering and sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until August 13, 2021, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until August 13, 2021, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds currently available to us outside of the trust account, will be sufficient to allow us to operate until August 13, 2021; however there can be no assurances that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.07 per share (based on the balance of our trust account as of December 31, 2019), or less in certain circumstances and our warrants will expire worthless.

If funds available to us outside of the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may not be able to complete our initial business combination.

As of December 31, 2019, we had $497,549 held outside the trust account that is available to us to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may only receive $10.07 per share (based on the balance of our trust account as of December 31, 2019), or less in certain circumstances and our warrants will expire worthless.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, there can be no assurances that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

●	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds are restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.07 per share (based on the balance of our trust account as of December 31, 2019), on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our initial business combination by August 13, 2021, our public shareholders may be forced to wait beyond August 13, 2021 before redemption from our trust account.

If we are unable to consummate our initial business combination by August 13, 2021, we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond August 13, 2021 before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. There can be no assurances that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292.68 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination. Our public shareholders will not have the right to elect directors prior to the consummation of our initial business combination.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ (or until December 31, 2020). There is no requirement under the Companies Law for us to hold annual or general meetings or elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the election of directors prior to consummation of our initial business combination.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants issued in our initial public offering under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. There can be no assurances that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants issued in our initial public offering are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants issued in our initial public offering under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering.

The grant of registration rights to our sponsor and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to the agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor and its permitted transferees can demand that we register their founder shares, after those shares convert to our Class A ordinary shares at the time of our initial business combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans, may demand that we register such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our sponsor, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, there can be no assurances that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Past performance by our management team and senior special advisor and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and senior special advisor and their affiliates is presented for informational purposes only. Past performance by our management team and senior special advisor, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team and senior special advisor and their affiliates as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team and senior special advisor have been involved in businesses and deals that were unsuccessful.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our Board of Directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion.

We may issue additional Class A ordinary or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2019, there were139,600,000 and 11,375,000 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. There are currently no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC (under the rules described below) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. The term “U.S. Holder” means a beneficial owner of ordinary shares or warrants who or that is for U.S. federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be a PFIC for U.S. tax purposes if at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for the taxable year ending December 31, 2020. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “start-up year”, which in our case is the taxable year ending December 31, 2019), if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until after the close of our current taxable year ending December 31, 2019. After the acquisition of a company or assets in a business combination, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets as well as the passive income and assets of the acquired business. If the company that we acquire in a business combination is a PFIC, then we will likely not qualify for the start-up exception and will be a PFIC for our current taxable year ending December 31, 2019. Our actual PFIC status for our current taxable year or any future taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year ending December 31, 2019 or any future taxable year.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants and, in the case of our ordinary shares, the U.S. Holder did not make either a timely qualified electing fund (“QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares or a timely “mark to market” election, each as described below, such holder generally will be subject to special rules with respect to:

●	any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares or warrants; and

●	any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares).

Under these rules,

●	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares and warrants (as applicable);

●	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

●	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

●	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder may avoid the PFIC tax consequences described above in respect to our ordinary shares (but not our warrants) by making a timely QEF election (if eligible to do so) to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder generally may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

A U.S. Holder may not make a QEF election with respect to its warrants to acquire our ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such warrants (other than upon exercise of such warrants), any gain recognized generally will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above, if we were a PFIC at any time during the period the U.S. Holder held the warrants. If a U.S. Holder that exercises such warrants properly makes a QEF election with respect to the newly acquired ordinary shares (or has previously made a QEF election with respect to our ordinary shares), the QEF election will apply to the newly acquired ordinary shares, but the adverse tax consequences relating to PFIC shares, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election. The purging election creates a deemed sale of such shares at their fair market value. The gain recognized by the purging election will be subject to the special tax and interest charge rules treating the gain as an excess distribution, as described above. As a result of the purging election, the U.S. Holder will have a new basis and holding period in the ordinary shares acquired upon the exercise of the warrants for purposes of the PFIC rules.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. A QEF election may not be made with respect to our warrants. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the tax year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with such return and if certain other conditions are met or with the consent of the IRS. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a retroactive QEF election under their particular circumstances.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

If a U.S. Holder has made a QEF election with respect to our ordinary shares, and the special tax and interest charge rules do not apply to such shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such shares or a purge of the PFIC taint pursuant to a purging election, as described above), any gain recognized on the sale of our ordinary shares generally will be taxable as capital gain and no interest charge will be imposed under the PFIC rules. As discussed above, U.S. Holders of a QEF are currently taxed on their pro rata shares of its earnings and profits, whether or not distributed. In such case, a subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable as a dividend to such U.S. Holders. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules.

Although a determination as to our PFIC status will be made annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) our ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above in respect to such shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

Alternatively, if a U.S. Holder, at the close of its taxable year, owns shares in a PFIC that are treated as marketable stock, the U.S. Holder may make a mark-to-market election with respect to such shares for such taxable year. If the U.S. Holder makes a valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, such holder generally will not be subject to the PFIC rules described above in respect to its ordinary shares. Instead, in general, the U.S. Holder will include as ordinary income each year the excess, if any, of the fair market value of its ordinary shares at the end of its taxable year over the adjusted basis in its ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its ordinary shares over the fair market value of its ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the ordinary shares will be treated as ordinary income. Currently, a mark-to-market election likely may not be made with respect to our warrants.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including the Nasdaq Capital Market, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could incur liability for the deferred tax and interest charge described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. We will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. However, there is no assurance that we will have timely knowledge of the status of any such lower-tier PFIC. In addition, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance we will be able to cause the lower-tier PFIC to provide the required information. U.S. Holders are urged to consult their own tax advisors regarding the tax issues raised by lower-tier PFICs.

A U.S. Holder that owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, may have to file an IRS Form 8621(whether or not a QEF or market-to-market election is made) and such other information as may be required by the U.S. Treasury Department.

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our ordinary shares or warrants should consult their own tax advisors concerning the application of the PFIC rules to our ordinary shares or warrants under their particular circumstances.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.07 per share (based on the balance of our trust account as of December 31, 2019), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. The cost incurred up to the point that we decide not to complete a specific initial business combination likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.07 per share (based on the balance of our trust account as of December 31, 2019) on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our officers, directors and senior special advisor and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Gary A. Simanson and our other officers and directors, as well as our senior special advisor. We believe that our success depends on the continued service of our officers and directors as well as our senior special advisor, at least until we have completed our initial business combination. In addition, our officers and directors as well as our senior special advisor are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers or our senior special advisor. The unexpected loss of the services of one or more of our directors or officers or our senior special advisor could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, there can be no assurances that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. There can be no assurance that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us (and they may also participate in the formation of, or become an officer or director of, another special purpose acquisition company) and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities such as operating companies or investment vehicles) that are engaged in making and managing investments in a similar business, and they may also participate in the formation of, or become an officer or director of, another special purpose acquisition company.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the date of this report, our sponsor, officers and directors own an aggregate of 8,625,000 founder shares and one of our officers owns 100,000 units. In addition, our sponsor owns 8,650,000 private placement warrants, each exercisable into one Class A ordinary share at a price of $11.50 per share. Such founder shares and private placement warrants will be worthless if we do not complete an initial business combination.

The founder shares are identical to the ordinary shares included in the units sold in our initial public offering except that (i) holders of the founder shares have the right to vote on the election of directors prior to our initial business combination, (ii) the founder shares are subject to certain transfer restrictions, (iii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by August 13, 2021 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame) and (iv) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor, officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2019, $347,460,852 was available for completing our initial business combination (which includes up to approximately $12,075,000 for the payment of deferred underwriting commission).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets, will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. There can be no assurances that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. There can be no assurances that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time in which we have to consummate a business combination through amending our amended and restated memorandum and articles of association.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of a special resolution which requires the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies (and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares). It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by a special resolution which requires the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Should our sponsor vote all its shares in favor of any such amendment, we would require 19,406,251, or 56.2%, of the public shares issued in our initial public offering to be voted in favor of any such amendment for its approval. We may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our sponsor, which beneficially owns 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Certain agreements, including the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our sponsor, officers and directors, the registration rights agreement among us and our sponsor and the administrative services agreement between us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient to allow us to complete our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. There can be no assurances that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing, could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.07 per share (based on the balance of our trust account as of December 31, 2019), or less in certain circumstances and our warrants will expire worthless.

Our sponsor will control the election of our Board of Directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will elect all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our sponsor owns 20% of our issued and outstanding ordinary shares. In addition, the founder shares, all of which are held by our sponsor, will entitle the sponsor to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities of ours. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of its substantial ownership in our company, our sponsor may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, our sponsor will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to its holder, thereby making the warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equal or exceed $18.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors, other purchasers of our founder’s shares, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 17,250,000 Class A ordinary shares, at a price of $11.50 per share (subject to adjustment as provided herein), as part of the units sold in our initial public offering, and simultaneously with the closing of our initial public offering, we issued 8,650,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor, or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike most blank check companies, if we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.50 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the newly issued price and the redemption price of the warrants, shall be adjusted to equal 180% of the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

A market for our securities may not fully develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be fully developed and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with U.S. GAAP in connection with our current report on Form 8-K announcing the closing of our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board of Directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the Board of Directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may face risks related to financial technology businesses.

Business combinations with financial technology businesses may involve special considerations and risks. If we complete our initial business combination with a financial technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	If the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

●	If we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline;

●	Our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes;

●	Any business or company we acquire could be vulnerable to cyber attack or theft of individual identities or personal data;

●	Difficulties with any products or services we provide could damage our reputation and business;

●	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business;

●	We may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to financial technology businesses. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066. Such facility is provided by First Capital group, LLC (an affiliate of our sponsor) for a monthly charge of $10,000. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the NASDAQ Capital Market under the symbols “THBRU,” “THBR” and “THBRW, respectively. Our units commenced public trading on August 13, 2019, and our Class A ordinary shares and warrants commenced public trading on October 4, 2019.

(b)	Holders

On March 6, 2020, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares and 2 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report as of December 31, 2019 and for the period from February 13, 2019 (inception) through December 31, 2019. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

For the Period from February 13, 2019 (Date of Inception) through December 31, 2019

Income Statement Data:
Loss from operations	$379,352
Interest and other income	2,460,851
Net Income	$2,081,499
Weighted average shares outstanding, basic and diluted (1)	9,142,764
Loss available to ordinary shares:
Basic and diluted	$(0.03)

Cash Flow Data:
Net cash used in operating activities	$(768,913)
Net cash used in investing activities	$(345,000,000)
Net cash provided by financing activities	$346,266,462

Balance Sheet Data:
Cash	$497,549
Total assets	$348,389,695
Total liabilities	$12,116,733
Common stock subject to possible redemption	$331,272,961
Total stockholder’s equity	$5,000,001

(1)	excludes an aggregate of up to 32,897,017 shares subject to redemption at December 31, 2019.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer Thunder Bridge Acquisition II, Ltd. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

The Company is a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to backstop agreements we may enter into), our shares, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, we had $497,549 held outside the trust account that is available to us to fund our working capital requirements and $347,460,852 held inside the trust account.

Results of Operations

For the period from February 13, 2019 (date of inception) through December 31, 2019, we had a net income of $2,081,499, and a loss from operations of $379,352. Our entire activity from inception to August 13, 2019 was in preparation for our initial public offering. Since the consummation of our initial public offering through December 31, 2019, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

Prior to the consummation of our initial public offering, our only sources of liquidity were an initial purchase of founder shares for $25,000 by the sponsor, and a total of $277,000 of loans and advances by the sponsor.

On August 13, 2019, we consummated our initial public offering in which we sold 34,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $345,000,000 before underwriting fees and expenses. Simultaneously with the consummation of our initial public offering, we consummated the private placement of 8,650,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per shares, to the sponsor, at a price of $1.00 per private placement warrant, generating gross proceeds, before expenses, of $8,650,000.

In connection with our initial public offering, the Company incurred offering costs of $19,486,987 (including an underwriting fee of $6,900,000 and deferred underwriting commissions of $12,075,000). Other incurred offering costs consisted principally of formation and preparation fees related to our initial public offering. A total of $345,000,000, comprised of $338,100,000 of the proceeds from the initial public offering and $6,900,000 of the proceeds of the private placement, was placed in a U.S.-based trust account, established for the benefit of our public shareholders. Prior to the closing of our initial public offering, the sponsor had made $277,000 in loans and advances to the Company. The loans and advances were non-interest bearing and payable on the earlier of December 31, 2019 or the completion of our initial public offering. The loans of $277,000 were fully repaid upon the consummation of our initial public offering on August 13, 2019.

As of December 31, 2019, we have available to us $497,549 of cash on our balance sheet and working capital of $887,110. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in our trust account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the initial business combination, the sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial business combination, the Company would repay such loaned amounts. In the event that the initial business combination does not occur, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the sponsor. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.

Off-Balance Sheet Financing Arrangements

As of December 31, 2019, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were paid a cash underwriting fee of 2% of gross proceeds of the initial public offering, or $6,900,000. In addition, the underwriters are entitled to aggregate deferred underwriting commissions of $12,075,000 consisting of (i) 3.5% of the gross proceeds of the initial public offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement by and among the Company, Morgan Stanley & Co. LLC and Cantor Fitzgerald & Co.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Net Income (Loss) Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the period from February 13, 2019 (date of inception) through December 31, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from February 13, 2019 (date of inception) through December 31, 2019, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

For the Period from February 13, 2019 (Date of Inception) through December 31, 2019
Net income	$2,081,499
Less: Income attributable to ordinary shares	(2,345,968)
Net loss available to ordinary shares	$(264,469)
Weighted average shares outstanding, basic and diluted	9,142,764
Basic and diluted net loss per ordinary share	$(0.03)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Offering Cost

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to our initial public offering. Offering costs amounting to $19,483,537 were charged to stockholders’ equity upon the completion of our initial public offering.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Through December 31, 2019, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on February 13, 2019. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Thunder Bridge Acquisition II, Ltd.

Opinion on the financial statements

We have audited the accompanying balance sheet of Thunder Bridge Acquisition II, Ltd. (the “Company”) as of December 31, 2019, the related statements of operations, changes in shareholders’ equity, and cash flows for the period from February 13, 2019 (date of inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period from February 13, 2019 through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019

Philadelphia, Pennsylvania

March 9, 2020

THUNDER BRIDGE ACQUISITION II, LTD.

BALANCE SHEETS

DECEMBER 31, 2019

ASSETS
Current assets
Cash and cash Equivalents	$497,549
Prepaid expenses	431,294
Total current assets	928,843
Other assets
Cash and Marketable Securities held in Trust Account	347,460,852
Total assets	$348,389,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	41,733
Total current liabilities	41,733
Deferred underwriting fee payable	12,075,000
Total Liabilities	12,116,733

Ordinary shares subject to possible redemption, 32,897,017 at redemption value	331,272,961

Shareholders’ Equity

Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,602,983 shares issued and outstanding (excluding 32,897,017 shares subject to possible redemption)	160

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863

Additional paid in capital	2,917,479

Retained Earnings	2,081,499
Total Shareholders’ Equity	5,000,001
$348,389,695

See accompanying notes to the financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

STATEMENTS OF OPERATIONS

For the Period from February 13, 2019 (Date of Inception) through December 31, 2019
Formation costs and other operating expenses	379,352
Loss from operations	(379,352)
Other Income:
Interest income	2,143,735
Unrealized gain on securities held in trust	317,116
Net income	$2,081,499

Weighted average shares outstanding, basic and diluted (1)	9,142,764

Basic and diluted net loss per ordinary share	$(0.03)

(1)	excludes an aggregate of up to 32,897,017 shares subject to redemption at December 31, 2019 (See Note 7).

See accompanying notes to the financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid in	Retained	Shareholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - February 13, 2019 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to sponsor	-	-	8,625,000	863	24,137	-	25,000
Sale of 34,500,000 Units, net of underwriters discount and offering costs	34,500,000	3,450	-	-	325,513,013	-	325,516,463
Sale of 8,650,000 private placement warrants	-	-	-	-	8,650,000	-	8,650,000
Common stock subject to redemption	(32,897,017)	(3,290)	-	-	(331,269,671)	-	(331,272,961)
Net income	-	-	-	-	-	2,081,499	2,081,499
Balance - December 31, 2019	1,602,983	$160	8,625,000	$863	$2,917,479	$2,081,499	$5,000,001

See accompanying notes to the financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

STATEMENTS OF CASH FLOWS

For the Period from February 13, 2019 (Date of Inception) through December 31, 2019

Cash flow from operating activities:
Net income	$2,081,499
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	$(2,143,735)
Unrealized gain on marketable securities held in Trust Account	(317,116)
Changes in operating assets and liabilities:
Prepaid expenses	(431,294)
Accounts payable	41,733
Net cash used in operating activities	(768,913)

Cash flow from investing activities:
Investment of cash in Trust Account	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Class B ordinary shares	25,000
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of private placement warrants	8,650,000
Proceeds from promissory note - related party	277,000
Repayment of promissory note - related party	(277,000)
Payment of deferred offering costs	(508,538)
Net cash provided by financing activities	346,266,462
Net change in cash	497,549
Cash at the beginning of the period	-
Cash at the end of the period	$497,549

See accompanying notes to the financial statements.

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

All activity for the period from February 13, 2019 (date of inception) through August 13, 2019 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described in Note 3.

The registration statement for the Initial Public Offering was declared effective on August 8, 2019. On August 13, 2019 the Company consummated the Initial Public Offering of 34,500,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), generating gross proceeds of $345,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,650,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to Thunder Bridge Acquisition II, LLC (the “Sponsor”), generating gross proceeds of $8,650,000, which is described in Note 4.

Following the closing of the Initial Public Offering, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs amounted to $19,483,537 consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees (see Note 6) and $508,537 of other costs. In addition, $1,230,680 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies (cont.)

Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the period from February 13, 2019 (date of inception) through December 31, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the period from February 13, 2019 (date of inception) through December 31, 2019, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

For the Period from February 13, 2019 (Date of Inception) through December 31, 2019
Net income	$2,081,499
Less: Income attributable to ordinary shares	(2,345,968)
Net loss available to ordinary shares	$(264,469)
Weighted average shares outstanding, basic and diluted	9,142,764
Basic and diluted net loss per ordinary share	$(0.03)

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the financial statement date that are directly related to the Initial Public Offering. Offering costs amounting to $19,483,537 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the financial statements.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of December 31, 2019 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Note 4 — Private Placement (cont.)

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

Note 5 — Related Party Transactions

Founder Shares

On February 19, 2019, an aggregate 8,625,000 Class B Shares (the “Founder Shares”) were sold to the Sponsor at a price of approximately $0.003 per share, for an aggregate price of $25,000. This number included an aggregate of up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full by the Underwriters in order to maintain the Initial Shareholders’ ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Initial Public Offering. The Underwriters exercised their over-allotment option in full so none of the Founder Shares were forfeited. The Founder Shares are identical to the Class A Shares included in the Units being sold in the Initial Public Offering, except that the Founder Shares (i) have the voting rights described in Note 7, (ii) are subject to certain transfer restrictions described below and (iii) are convertible into Class A Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. The Founder Shares may not be transferred, assigned or sold until the earlier of (i) one year after the completion of the Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Business Combination that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Private Placement Warrants

The sponsor purchased from the Company an aggregate of 8,650,000 Private Placement Warrants at $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,650,000.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 8, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the sponsor a monthly fee of $10,000 for office space, utilities and administrative support. As of December 31, 2019, the Company had incurred and paid $50,000.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (cont.)

Advisory Agreement

The Company entered into an agreement, whereby, commencing on August 8, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer and its senior special advisor a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. As of December 31, 2019, the Company had incurred and paid $100,000.

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There were no loans outstanding as of December 31, 2019.

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

Initial Public Offering

In August 2019, our Chief Executive Officer purchased 100,000 units at a price of $10.00 per unit for an aggregate purchase price of $1,000,000 as part of our Initial Public Offering.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 6 — Commitments (cont.)

Registration Rights

Pursuant to a registration rights agreement entered into on August 8, 2019, the holders of the Founder Shares, Private Placement Warrants (and their underlying securities) and the warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which was exercised on August 13, 2019.

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $6,900,000. In addition, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $12,075,000. The deferred commission was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Equity

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

At December 31, 2019, there were no preferred shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 200,000,000 Class A Shares, with a par value of $0.0001 each, and 20,000,000 Class B ordinary shares, with a par value of $0.0001 each (the “Class B Shares” and, together with the Class A Shares, the “Ordinary Shares”). Holders of the Ordinary Shares are entitled to one vote for each Ordinary Share; provided that only holders of the Class B Shares have the right to vote on the election of directors prior to the Business Combination. The Class B Shares will automatically convert into Class A Shares at the time of the Business

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 7 — Shareholders’ Equity (cont.)

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

At December 31, 2019, there were 1,602,983 Class A Shares issued and outstanding, (excluding 32,897,017 Class A shares subject to possible redemption), and there were 8,625,000 Class B Shares issued and outstanding.

Founder Shares

On February 20, 2019, an aggregate of 8,625,000 Class B Shares (the “Founder Shares”) were sold to the Sponsor at a price of approximately $0.003 per share, for an aggregate price of $25,000. This number included an aggregate of up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full by the Underwriters in order to maintain the Initial Shareholders’ ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Initial Public Offering. The Founder Shares are identical to the Class A Shares included in the Units sold in the Initial Public Offering, except (i) they have the voting rights described in this Note 7, (ii) they are subject to certain transfer restrictions described below and (iii) they are convertible into Class A Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. The Founder Shares may not be transferred, assigned or sold until the earlier of (i) one year after the completion of the Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Business Combination that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property.

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

The Company is not obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 7 — Shareholders’ Equity (cont.)

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its reasonable best efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

In addition, if the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at a newly issued price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the sponsor or its affiliates, without taking into account any Founder Shares held by the sponsor or such affiliates, as applicable, prior to such issuance), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price and the redemption price of the warrants shall be adjusted to equal 180% of the newly issued price.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At December 31, 2019, there were 17,250,000 whole public warrants and 8,650,000 private placement warrants outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title
Gary A. Simanson	59	President, Chief Executive Officer and Director
William A. Houlihan	64	Chief Financial Officer
John Wu	49	Chief Investment Officer
David E. Mangum	54	Director
Mary Anne Gillespie	67	Director
Robert Hartheimer	62	Director
Stewart J. Paperin	72	Director
Allerd D. Stikker	58	Director

Gary A. Simanson has been our President, Chief Executive Officer and a director since our inception. Mr. Simanson is founder of Thunder Bridge Capital, LLC and has served as its Chief Executive Officer since 2017. In addition to serving in that capacity, Mr. Simanson serves as head of its Investment Committee, Credit Committee, Enterprise Risk Committee, Loan Review and other executive committees and is responsible for sourcing and establishing strategic loan asset purchase relationships and equity opportunities within the financial services and FinTech industries. From 2018 to 2019 he was an officer and director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. From 2015 through June 2017, Mr. Simanson founded and managed Endeavor Capital Management, L.L.C., Endeavor Capital Advisors, L.L.C., Endeavor Capital Fund, LP, and Endeavor Equity Fund, LP (collectively, “Endeavor”), targeting debt and equity investments in the marketplace lending industry. Prior to founding Endeavor, Mr. Simanson served as an advisor and then as a Director, President and Chief Executive Officer of First Avenue National Bank from 2013 to 2015, restructuring its balance sheet, lending practices, underwriting procedures, special credits, ALCO, corporate governance, enterprise risk, IT, retail delivery, and achieving strong regulatory results. He has been Managing Director of First Capital Group, L.L.C., an investment banking advisory firm specializing in the financial industry and bank mergers and acquisitions, strategic planning, capital raising and enterprise risk management from 1997 to the present. In such capacity, Mr. Simanson has both initiated and advised on bank mergers and acquisitions, capital raising transactions, enterprise risks and strategic initiatives around the country and has spoken nationally and internationally on enterprise risk, bank mergers and acquisitions, and also on the emerging marketplace lending and global FinTech industry, including the uses of blockchain for international asset selection and verification and income stream allocation and treasury management. Mr. Simanson previously served as the financial expert for the Audit Committee and as a member of the board of directors of First Guaranty Bancshares, Inc., with $1.4billion in assets, and its wholly-owned subsidiary First Guaranty Bank; and as a Senior Advisor to the Chairman of Alpine Capital Bank and its related companies, operating in the commercial banking, investment advisory, merchant banking and portfolio investment areas. He was Founder, Vice Chairman and Chief Strategic Officer of Community Bankers Trust Corporation, a $1.2billion in assets bank holding company for Essex Bank (NASDAQ NMS “ESXB”) and previously served as its President, Chief Executive and Chief Financial Officer, and as a Director since its inception in 2005 to 2011, overseeing its public offering in 2006 as a special purpose acquisition company, Community Bankers Acquisition Corp, its bank acquisitions and shareholder reformulation in 2008, and its failed bank acquisitions from the FDIC in 2008 and 2009. In addition to serving as managing director of First Capital Group, Mr. Simanson also served as Senior Vice President concentrating in bank mergers and acquisitions and capital markets with FTN Financial Capital Markets, a wholly owned investment banking and financial services subsidiary of First Horizon National Corporation (NYSE: FHS) from 1998 to 1999. From 1992 to 1995, Mr. Simanson was Associate General Counsel at Union Planters Corporation, then a NYSE-traded bank holding company (presently Regions Financial Corporation (NYSE: RF)), where his duties included the negotiation and preparation of all bank merger and acquisition transaction documents, transaction due diligence, member of integration committee, preparation of all regulatory filings, registration statements and other securities filings and other bank regulatory matters. From 1989 to 1992, he was a practicing attorney, beginning his career with Milbank, Tweed, Hadley & McCloy, LLP, specializing in the securities, bank regulatory and bank merger and acquisition areas. Mr. Simanson is licensed to practice law in the states of New York and Colorado. Mr. Simanson received his B.A. degree, majoring in Economics, from George Washington University. He earned his M.B.A., majoring in Finance, from George Washington University and holds a J.D. from Vanderbilt University. Mr. Simanson is well-qualified to serve as a member of our Board of Directors due to his extensive banking, financial and advisory experience.

William “Bill” A. Houlihan has been serving as our Chief Financial Officer since August 2019. From 2018 to 2019 he was an officer of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. He has served since 2012 as a director and audit committee chairman for Max Exchange, LLC, a privately-owned residential mortgage loan trading business. He has served since 2009 as a director and financial expert on the audit committee of First Physicians Capital Group, or FPCG, a privately-owned health care investment company, which was registered with the SEC prior to completion of a going-private transaction in 2015, from 2013 to 2014 as non-executive chairman of its board of directors and since 2013 as the chairman of its audit committee. Since 2013 he has served as a director and Audit Committee Chairman of Hunt Companies Finance Trust (NYSE: HCFT), a mortgage REIT. He served from 2013 to 2015 as lead independent director and chairman of the audit committee of Tiptree Financial Partners, LP (PINX:TIPTL), or Tiptree, a financial services holding company; and from 2010 to 2013 as lead independent director and chairman of the audit committee for Care Investment Trust (OTCQX: CVTR), a healthcare REIT which merged with Tiptree in 2013. From 2003 to 2010, he was a director of SNL Financial, a privately owned financial information company, and in addition, from 1998 to 2012 he was a director and shareholder of a family-owned commercial real estate investment partnership. From 2001 through 2008, Mr. Houlihan was a private investor while he served as transitional Chief Financial Officer for several distressed financial services companies: Sixth Gear, Inc. from 2007 to 2008; Sedgwick Claims Management Services from 2006 until 2007; Metris Companies from 2004 to 2006; and Hudson United Bancorp from 2001 to 2003. From 1981 until 2000, and for short-term periods in 2004 and 2007, Mr. Houlihan worked for a number of investment banking companies, UBS (NYSE:UBS), J.P. Morgan (NYSE:JPM), Keefe Bruyette & Woods, Bear Steams and Goldman Sachs (NYSE:GS). He also held several auditing and accounting positions from 1977 through 1981. In addition he was licensed as a Certified Public Accountant, but his license is currently inactive. Since 2017 has been an adjunct professor for the Feliciano School of Business at Montclair State University. On March 13, 2015, Mr. Houlihan settled an administrative proceeding brought by the SEC regarding his alleged failure to file on a timely basis required Schedule 13D amendments and Section 16(a) reports relating to his beneficial ownership of securities of FPCG. Mr. Houlihan is a member of the board of directors of FPCG and a greater than 10% beneficial owner of FPCG securities. In the settlement, Mr. Houlihan did not admit or deny the SEC’s allegations, consented to the entry of a cease and desist order requiring him not to cause any violation of Sections 13(d)(2) and 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and agreed to pay a civil penalty of $15,000 to the SEC. Mr. Houlihan received a B.S., magna cum laude, in Accounting from Manhattan College and received his M.B.A. in Finance from New York University Graduate School of Business.

John Wu is our Chief Investment Officer since August 2019. Mr. Wu is a seasoned entrepreneur and alternative investment executive with over twenty years of experience investing in technology, media, telecom, and FinTech companies. He has a track record in long/short equity investing in developed and emerging markets. In addition, he has experience investing in macro assets as well as structuring derivative products and developing risk management tools. From 2018 to 2019 he was an officer of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Currently, Mr. Wu is Chief Executive Officer of Trellis Software, a SaaS company in the alternative space. From 2018 to 2019, Mr. Wu served as the Chief Executive Officer of the Digital Assets Group of SharesPost, overseeing its expansion into digital securities and building an ecosystem around its technology and compliance platform. SharesPost provides global liquidity for private growth company securities, allowing issuers and investors to use its existing Alternative Trading System to invest and trade in aftermarket digital securities in compliance with U.S. laws and regulations. Mr. Wu also serves as the Chief Executive Officer and Portfolio Manager of SEGO, LLC, a family office investment firm, since 2014. Previously, Mr. Wu was Managing Partner and Founder of Sureview Capital, a global multisector long-short equity hedge fund, from 2010 to 2014. While at Sureview Capital, he secured a strategic investment from The Blackstone Group and raised approximately $400million in AUM from global institutions. Immediately prior to forming Sureview, Mr. Wu was at Kingdon Capital, a long-short hedge fund, from 2004 to 2010. At Kingdon, he was a Portfolio Manager, responsible for investing in a cross-section of industries within technology, media, telecom, consumer discretionary, business services, and FinTech. Mr. Wu was a Portfolio Manager of Weiss Multi-Strategy Advisers LLC, an asset management firm, from 2015 to 2017. Mr. Wu started his hedge fund career in 1992 at Tiger Management where he spent four years as a macro analyst and trader. He received an M.B.A. from Harvard Business School and a B.S. in Economics from Cornell University.

David E. Mangum has been serving as one of our Directors since August 2019. From 2014 until September 2018, he was President and Chief Operating Officer of Global Payments, Inc., (NYSE:GPN), a global payment technology and software company. During this time he helped lead the transformation of the company from a payment processor to a technology services and software company; prior to this he served in increasingly senior roles at Global Payments, including as Senior Executive Vice President and Chief Financial Officer from 2011 to 2014 and Executive Vice President and Chief Financial Officer from 2008 to 2011. Before this, from 2007 to 2008, he served as Executive Vice President, Fiserv Corp. (NASDAQ:FISV), a financial services technology provider which acquired CheckFree Corporation, provider of financial electronic commerce solutions in 2007. Mr. Mangum had been Executive Vice President and Chief Financial Officer of CheckFree Corporation (NASDAQ:CKFR) from 2000 to 2007 and its Senior Vice President, Finance and Accounting, from 1999 to 2000. Mr. Mangum received his B.A. from Carleton College. We believe that Mr Mangum is well-qualified to serve on our board because he brings to it his extensive experience in financial technology as well as broad operational and public company experience.

Mary Anne Gillespie has been serving as one of our Directors since August 2019. She is currently a consultant in the “insuretech” industry, and previously served as the Executive Vice President of Sales/Product Marketing at EIS Group, a provider of digital-ready, customer-centered core insurance systems, since 2019. From 2018 to 2019 she was an officer, and then a director, of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. She has over 40 years of multichannel customer engagement experience. She has executed sales strategies and market growth in national and global territories for companies ranging from start-up to $9 billion in revenue across a broad range of industries. Ms. Gillespie previously served as Executive Vice President at TAS Group, a provider of software solutions for electronic money, payment systems, capital markets and ERP, from 2011 to 2012 and Vice President of Merchant Sales at PayPal (NASDAQ: PYPL) from 2007 to 2009. Prior to those positions, she was Vice President of Sales at Guidewire Software, a software publisher, from 2005 to 2007. Earlier, she worked in several roles at Oracle Corporation (NYSE:ORCL) leading to Senior Vice President of Sales. Ms. Gillespie received an M.B.A. degree from the University of New Hampshire and a B.A. degree from Saint Mary’s College in Notre Dame, Indiana. We believe that Ms. Gillespie is well-qualified to serve on our board because she brings to it her extensive experience sales, marketing and customer engagement.

Robert Hartheimer has been serving a director of the Company since August 2019.From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider; upon such consummation, Mr. Hartheimer remained with the combined company, Repay Holdings Corporation (NASDAQ:RPAY) as a Director and Chairman of Repay’s Audit Committee. Mr. Hartheimer has been an Independent Director of CardWorks, a privately held consumer lender and credit card servicer since 2017 Mr. Hartheimer is Co-Founder and Chief Regulatory Officer of CreditStacks, a fin-tech credit card originator since 2015 and the Founder and Managing Member of Hartheimer LLC, which provides senior-level consulting services to banks, investment firms and financial services companies on financial, regulatory, strategic and governance matters, since 2008. From 2002 to 2008, Mr. Hartheimer was a Managing Director at Promontory Financial Group, a regulatory consulting firm. In 1991, Mr. Hartheimer joined the Federal Deposit Insurance Corporation, where he and a small team created the Division of Resolutions to analyze and sell failed banks. He went on to serve as the Director of that division. Mr. Hartheimer’ s other past positions include senior roles at investment banks, including Merrill Lynch, Smith Barney and Friedman Billings Ramsey. Mr. Hartheimer previously served on five Boards of directors: Lending Club Asset Management, an investment management subsidiary of Lending Club (NYSE: LC) from 2016 to 2019; Higher One Holdings (NYSE: ONE) a financial technology company focused on providing cost-saving solutions to colleges and universities from 2012 to 2016 where he served as Chairman of the Risk Committee; Sterling Financial Corporation and Sterling Bank (NASDAQ: STSA) a recapitalized regional bank in the State of Washington from 2010 to 2014; the three E*Trade Banks (E*Trade Bank, E*Trade Savings Bank and United Medical Bank subsidiaries of online broker E*Trade), where he served as Chairman of the Audit Committee for such bank subsidiaries for part of this tenure (NASDAQ: ETFC) from 2005 to 2008; and Merrick Bank, a Utah based credit card bank, from 1997 to 2003, where he served as Chairman of its Audit Committee. Mr. Hartheimer received his B.A. from Hamilton College and his M.B.A. from The Wharton School of the University of Pennsylvania. We believe that Mr. Hartheimer is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Stewart J. Paperin has been one of our directors since August 2019. From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Mr. Paperin currently serves as the managing member of Leopard Rock Property Group, a real property development and investment firm located in Los Angeles and San Diego, California. Mr. Paperin served as Executive Vice President of the Soros Foundation, a worldwide private philanthropic foundation, from 1996 to 2013, where he oversaw financial, administrative and economic development activities. From 1996 to 2005, Mr. Paperin served as a Senior Advisor and portfolio manager for Soros Fund Management LLC, a financial services company, and from 2005 to 2014, he served as a consultant to Soros Fund Management LLC. From 1996 to 2007, Mr. Paperin served as a Director of Penn Octane Corporation (NASDAQ: POCC), a company engaged in the purchase, transportation and sale of liquefied petroleum gas. Prior to joining the Soros organizations, Mr. Paperin served as President of Brooke Group International, an investment firm concentrated on the former Soviet Union, from 1990 to 1993, and as Senior Vice President and Chief Financial Officer of Western Union Corporation, a provider of money transfer and message services, which was controlled by Brooke Group, from 1988 to 1990. Prior to Western Union Corporation, Mr. Paperin served as Chief Financial Officer of Timeplex Corporation, a telecommunications equipment provider, from 1986 to 1988 and of Datapoint Corporation, a computer equipment manufacturer, from 1985 to 1986. Prior to Datapoint Corporation, Mr. Paperin served as a financial officer of Pepsico Corporation (NYSE: PEP) from 1980 to 1985 and as a management consultant at Cresap McCormick & Paget from 1975 to 1980. Mr. Paperin has been a director of ARMOUR REIT since 2009. Mr. Paperin served as a member of Enterprise’s Board of Directors, ARMOUR’s predecessor from its inception in 2007 to its merger with ARMOUR in 2009. Mr. Paperin was also a director of JAVELIN from 2012 until the merger in 2016. Mr. Paperin also served as a member of the Board of Directors of Community Bankers Acquisition Corp., a blank check company formed to acquire an operating business in the banking industry (NYSE MKT LLC: BTC). Mr. Paperin holds an M.S. in Management, and a B.A. in Economics Management from the State University of New York at Binghamton, and was awarded an Honorary Doctor of Humane Letters by the State University of New York. We believe that Mr. Paperin is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Allerd D. Stikker has been one of our directors since August 2019. From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Mr. Stikker started his career as a banking consultant in the United States. After moving back to Europe, he became active within the oil and gas sector and was subsequently employed in the financial services sector as Chief Financial Officer for IMC B.V. After a sabbatical period, he joined the BXR Group, an international private investment group, in 2008 as Chief Financial Officer with responsibility for its real estate division and subsequently served as Chief Operating Officer of BXR Group from 2011 until 2014. He has been the Chief Executive Officer of BXR from 2014 until 2018. Thereafter Mr. Stikker has served as special advisor to BXR Group. During his tenure at BXR, Mr. Stikker served on numerous boards and in many occasions as chairman, such as Green Gas International, a methane processor, Advanced World Transport, a railway transporter in Eastern Europe, Tower Group A/S, a real estate investor in the German residential market and BXR Group BV, the entity within BXR that makes all major decisions. Mr. Stikker has an M.B.A. and a B.A. in Business Administration from George Washington University. We believe that Mr. Stikker is well-qualified to serve on our board due to his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Senior Special Advisor

Peter “Pete” J. Kight is our senior special advisor. From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider; upon such consummation, Mr. Kight remained with the combined company, Repay Holdings Corporation (NASDAQ:RPAY) as chairman of the board of directors. Mr. Kight has 34 years of industry experience. He has been an Angel Investor and Advisor to Commerce Ventures, a Silicon Valley based venture capital firm focused on investing in innovations in the retail and financial services industries, since 2012. Mr. Kight previously served as a Co-Chairman and Managing Partner at Comvest Partners, a mid-market private investment firm, from 2010 – 2013, and then as a Senior Advisor at Comvest Partners from 2013 to 2015. He was the Founder, Chairman, and Chief Executive Officer of CheckFree Corporation (NASDAQ: CKFR), a provider of financial services technology, from 1981 until it was acquired by Fiserv (NASDAQ: FISV) in 2007. Mr. Kight then served as director and vice chairman of Fiserv following Fiserv’s acquisition of CheckFree from 2007 to 2012 (Vice chairman from 2007 to 2010). Mr. Kight joined the board of directors of Blackbaud (NASDAQ: BLKB), a supplier of software and services specifically designed for nonprofit organizations, in 2014. Mr. Kight has served on the board of directors of Huntington Bancshares Incorporated (NASDAQ: HBAN), a regional bank holding company, since 2012. Mr. Kight recently joined the board of directors of Bill.com Holdings Incorporated (NASDAQ: BILL), a provider of cloud-based software that automates back-office financials operations for small and midsize businesses, in 2019. Mr. Kight previously served on the boards of directors of Akamai Technologies, Inc. (NASDAQ GS: AKAM), distributor of computing solutions and services, from 2004 to 2012, Manhattan Associates, Inc., (NASDAQ: MANH) a provider of supply chain planning and execution solutions, from 2007 to 2011 and Kabbage, Inc., a technology-driven SME lending company, from 2015 to November 2017. Mr. Kight is also a member of the board of directors Urjanet, Inc., a data analytics company focused primarily on energy, utility, and financial transaction data, from 2016 to present. From 2015 until 2018, he was a member of the board of directors of Insightpool, LLC, a marketing data analytics business focused on earned influence marketing analytics. He holds more than a dozen patents and publications for electronic banking and payment systems.

Number and Terms of Office of Officers and Directors

We currently have six directors. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our Board of Directors or by a majority of the holders of our founder shares.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association will provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Collectively, through their positions described above, our officers and directors have extensive experience in public companies and in the financial services industry. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating the acquisition.

Director Independence

The NASDAQ listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Ms. Gillespie and Messrs. Mangum, Hartheimer, Paperin, and Stikker are independent directors under applicable SEC and NASDAQ rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. Subject to phase-in rules and limited exceptions, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Messrs. Hartheimer, Paperin and Stikker. Mr. Hartheimer will serve as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hartheimer qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee will be Messrs. Stikker and Mangum. Mr. Mangum will serve as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than the monthly payment of $10,000 to an affiliate of our sponsor for office space, administrative and support services, and the monthly payment of $20,000 to an affiliate of Chief Executive Officer for advisory services related to its search for and consummation of our initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or Board of Directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Other than the monthly payment of $10,000 to an affiliate of our sponsor for office space, administrative and support services and the monthly payment of $20,000 to an affiliate of Chief Executive Officer for advisory services related to its search for and consummation of our initial business combination, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors, review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,500,000 Class A ordinary shares, which includes Class A ordinary shares underlying the units sold in our initial public offering, and 8,625,000 Class B ordinary shares outstanding as of March, 2020. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

`	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Thunder Bridge Acquisition II, LLC (our sponsor)(2)(3)	—	—	8,625,000	100%	20%
Gary A. Simanson (3)	100,000	*	8,625,000	100%	20.2%
William A. Houlihan	—	—	—	—	—
John Wu	—	—	—	—	—
David E. Mangum	-
Mary Anne Gillespie	—	—	—	—	—
Robert Hartheimer	—	—	—	—	—
Stewart J. Paperin	—	—	—	—	—
Allerd D. Stikker	—	—	—	—	—
All directors and executive officers as a group (9 individuals)(2)	100,000	*	8,625,000	100%	20.2%

Other 5% Stockholders
Linden Advisors L.P. (4)	2,622,600	7.6%	—	—	6.08%
Millennium Management LLC (5)	2,360,117	6.8%	—	—	5.47%

*	less than 1%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066.

2)	Interests shown consist solely of founders shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.

3)

Mr. Simanson, our President and Chief Executive Officer, may be deemed to beneficially own shares held by our sponsor by virtue of his control over our sponsor, as its managing member. Mr. Simanson disclaims beneficial ownership of our ordinary shares held by our sponsor other than to the extent of his pecuniary interest in such shares. Each of our officers and directors is a member of our sponsor.

4)

According to a Schedule 13G filed with the SEC on August 13, 2019, as amended on January 14, 2020, Linden Advisors L.P, a Delaware partnership, shares voting and dispositive power over 2,622,600 Class A ordinary shares of the Company with Siu Min (Joe) Wong, a citizen of China (Hong Kong) and the United States. Linden Capital L.P., a Bermuda limited partnership and Linden GP LLC, a Delaware limited liability company, may be deemed the beneficial owner of 2,455,706 of those Class A ordinary shares of the Company held by Linden Capital L.P. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

5)	According to a Schedule 13G filed with the SEC on November 7, 2019, as amended on January 8, 2020, jointly by Integrated Core Strategies (US) LLC (“Integrated Core Strategies”), Riverview Group LLC (“Riverview Group”), ICS Opportunities, Ltd. (“ICS Opportunities”), Millennium International Management LP (“Millennium International Management”), Millennium Management LLC (“Millennium Management”), Millennium Group Management LLC (“Millennium Group Management”) and Israel A. Englander (“Mr. Englander”), the parties reported that Integrated Core Strategies was the beneficial owner of 1,500,000 Class A ordinary shares of the Company, that Riverview Group was the beneficial owner of 690,177 Class A ordinary shares of the Company and that ICS Opportunities was the beneficial owner of 170,000 Class A ordinary shares of the Company. Millennium International Management is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management is the general partner of Integrated Core Strategies and Riverview Group, and the general partner and 100% shareholder of ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. Millennium Group Management is the managing member of Millennium Management and the general partner of Millennium Internal Management and may be deemed to share voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. Israel A. Englander controls the managing member of Millennium Group Management and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. However, the reporting parties state that the foregoing should not be construed in and of itself as an admission by Millennium International Management, Millennium Management, Millennium Group Management or Mr. Englander as to beneficial ownership of the securities owned by Integrated Core Strategies, Riverview Group or ICS Opportunities. The address for the reporting persons’ principal business office is 666 Fifth Avenue, New York, New York 10103.

The table above does not include the ordinary shares underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In February 2019, our sponsor purchased 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. Our sponsor currently owns 20% of our issued and outstanding shares and has the right to elect all of our directors prior to our initial business combination.

In August 2019, our sponsor purchased an aggregate of 8,650,000 warrants at a price of $1.00 per warrant for an aggregate purchase price of $8,650,000 in a private placement closed simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder upon exercise to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

In August 2019, our Chief Executive Officer purchased 100,000 units at a price of $10.00 per unit for an aggregate purchase price of $1,000,000 as part of our initial public offering.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an Administrative Services Agreement with First Capital Group, LLC, an affiliate of our sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, an affiliate of our sponsor will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services.

We have entered into an Advisory Agreement with an affiliate of our Chief Executive Officer, pursuant to which the Company will pay a total of $20,000 per month for advisory services relating to our search for and consummation of an initial business combination. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, an affiliate of our Chief Executive Officer will be paid a total of $480,000 ($20,000 per month) for such advisory services and will be entitled to be reimbursed for any out-of-pocket expenses.

We and Monroe Capital, LLC, a member of our sponsor, entered into a letter agreement granting Monroe Capital a right of first refusal to provide up to 51% of any necessary debt financing in connection with our initial business combination and the right to act as lead agent and arranger in connection thereto.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of our initial public offering, our sponsor loaned us an aggregate of $277,600 to us under an unsecured promissory note, which were used for a portion of the expenses of our initial public offering. The loans were fully repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the placement warrants issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any).

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Grant Thornton LLP, or GT, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by GT in connection with regulatory filings. The aggregate fees of GT for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from February 13, 2019 (date of inception) to December 31, 2019 totaled approximately $44,284. The aggregate fees of GT related to audit services in connection with our initial public offering totaled approximately $26,250. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from February 13, 2019 (date of inception) to December 31, 2019 we did not pay GT any audit-related fees.

Tax Fees. We did not pay GT for tax services, planning or advice for the period from February 13, 2019 (date of inception) to December 31, 2019.

All Other Fees. We did not pay GT for any other services for the period from February 13, 2019 (date of inception) to December 31, 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the deminimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements F-1 to F-15

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 8, 2019, by and among the Company, Morgan Stanley & Co. LLC and Cantor Fitzgerald & Co. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated August 8, 2019, by and between Continental Stock Transfer& Trust Company, as warrant agent, and the Company. (1)
10.1	Promissory Note, dated as of February 20, 2019, issued to Thunder Bridge Acquisition II LLC (3)
10.2	Letter Agreement, dated August 8, 2019, by and among the Company, its officers, directors and Thunder Bridge Acquisition II LLC (1)
10.3	Investment Management Trust Account Agreement, dated August 8, 2019, by and between Continental Stock Transfer& Trust Company, as trustee, and the Company. (1)
10.4	Registration Rights Agreement, dated August 8, 2019, by and among the Company, Thunder Bridge Acquisition II LLC and the holders party thereto. (1)
10.5	Securities Subscription Agreement, dated February 20, 2019, by and between the Company and Thunder Bridge Acquisition II LLC (3)
10.6	Private Placement Warrants Purchase Agreement, dated August 8, 2019, by and between the Company and Thunder Bridge Acquisition II LLC (1)
10.7	Letter Agreement, dated August 8, 2019, by and between the Company and Monroe Capital LLC (1)
10.8	Form of Indemnity Agreement. (2)
10.9	Administrative Services Agreement, dated August 8, 2019, by and between the Company and First Capital Group, LLC. (1)
10.10	Advisory Services Agreement, dated August 8, 2019, by and between the Company and Thunder Bridge Capital, LLC. (1)
14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 14, 2019.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 29, 2019.

(3)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 17, 2019.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2020	Thunder Bridge Acquisition II, Ltd.

	By:	/s/ Gary A. Simanson
	Name:	Gary A. Simanson
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gary A. Simanson	President, Chief Executive Officer and Director	March 9, 2020
Gary A. Simanson	(Principal Executive Officer)

/s/ William A. Houlihan	Chief Financial Officer	March 9, 2020
William A. Houlihan	(Principal Financial and Accounting Officer)

/s/ David E. Mangum	Director	March 9, 2020
David E. Mangum

/s/ Robert Hartheimer	Director	March 9, 2020
Robert Hartheimer

/s/ Stewart J. Paperin	Director	March 9, 2020
Stewart J. Paperin

/s/ Allerd D. Stikker	Director	March 9, 2020
Allerd D. Stikker

/s/ Mary Anne Gillespie	Director	March 9, 2020
Mary Anne Gillespie