Form 10-Q
period 2020-03-31
Thunder Bridge Acquisition II, LTD
filed 2020-05-14
CIK 1769318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, there were 34,500,000 shares of the Company’s Class A ordinary shares, par value $0.0001(the “Class A Shares”) and 8,625,000 of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

THUNDER BRIDGE ACQUISITION II, LTD.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements:	1
	Condensed Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2020 and for the period from February 13, 2019 (date of inception) to March 31, 2019 (Unaudited)	2
	Condensed Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2020 (Unaudited)	3
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2020 and the period from February 13, 2019 (date of inception) to March 31, 2019 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash Equivalents	$304,208	$497,549
Prepaid expenses	403,712	431,294
Total current assets	707,920	928,843
Other assets
Cash and Marketable Securities held in Trust Account	349,478,401	347,460,852
Total assets	$350,186,321	$348,389,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	59,356	41,733
Total current liabilities	59,356	41,733
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	12,134,356	12,116,733

Ordinary shares subject to possible redemption, 32,877,785 and 32,897,017, at March 31, 2020 and December 31, 2019, respectively, at redemption value	333,051,962	331,272,961

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,622,215 and 1,602,983 shares issued and outstanding (excluding 32,877,785 and 32,897,017 shares subject to possible redemption), at March 31, 2020 and December 31, 2019, respectively	162	160

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863

Additional paid in capital	1,138,478	2,917,479

Retained Earnings	3,860,500	2,081,499
Total Shareholders' Equity	5,000,003	5,000,001
	$350,186,321	$348,389,695

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2020	For the Period from February 13, 2019 (Date of Inception) through March 31, 2019

Formation costs and other operating expenses	$238,547	$5,000
Loss from operations	(238,547)	(5,000)
Other Income:
Interest income	2,017,548	-
Net income	$1,779,001	(5,000)

Weighted average shares outstanding, basic and diluted (1)	10,228,194	6,382,980

Basic and diluted net loss per ordinary share	$(0.01)	$-

(1)	Excludes an aggregate of up to 32,887,785 shares subject to redemption at March 31, 2020 (See Note 7).

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Additional		Total
	Class A Ordinary shares		Class B Ordinary shares		Paid in	Retained	Shareholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance - December 31, 2019	1,602,983	$160	8,625,000	$863	$2,917,479	$2,081,499	$5,000,001

Common stock subject to redemption	19,232	2	-	-	(1,779,001)	-	(1,778,999)

Net income	-	-	-	-	-	1,779,001	1,779,001

Balance - March 31, 2020	1,622,215	$162	8,625,000	$863	$1,138,478	$3,860,500	$5,000,003

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2020	For the Period from February 13, 2019 (Date of Inception) through March 31, 2019

Cash flow from operating activities:
Net income	$1,779,001	$(5,000)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(2,017,547)	-
Changes in operating assets and liabilities:
Prepaid expenses	27,582	-
Accounts payable	17,623	-
Net cash used in operating activities	(193,341)	(5,000)

Cash flows from financing activities:
Proceeds from sale of Class B ordinary shares	-	25,000
Proceeds from promissory note - related party	-	110,000
Payment of deferred offering costs	-	(127,250)
Net cash provided by financing activities	-	7,750
Net change in cash	(193,341)	2,750
Cash at the beginning of the period	$497,549	-
Cash at the end of the period	$304,208	$2,750

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Following the closing of the Initial Public Offering, on August 13, 2019, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended March 31, 2020 and for the period from February 13, 2019 (date of inception) through March 31, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2020 and for the period from February 13, 2019 (date of inception) through March 31, 2019, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended March 31, 2020	For the Period from February 13, 2019 (Date of Inception) through March 31, 2019
Net income	$1,779,001	$(5,000)
Less: Income attributable to ordinary shares	(1,923,794)	-

Net loss available to ordinary shares	$(144,793)	$(5,000)

Weighted average shares outstanding, basic and diluted	10,228,194	6,382,980

Basic and diluted net loss per ordinary share	$(0.01)	$-

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $19,483,537 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of March 31, 2020 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Share and one-half redeemable Warrant. Each whole warrant (“Public Warrant”) entitles the holder to purchase one Class A Share at a price of $11.50 per share (See Note 7).

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 8,650,000 Private Placement Warrants at $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,650,000 (the “Private Placement”). Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at an exercise price of $11.50. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

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

Private Placement Warrants

The sponsor purchased from the Company and aggregate of 8,650,000 Private Placement Warrants at $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,650,000 (See Note 4).

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 8, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. The Company had incurred and paid $30,000 and $0 as of March 31, 2020 and 2019, respectively.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on August 8, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $60,000 and $0 as of March 31, 2020 and 2019, respectively.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5 — Related Party Transactions (continued)

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There were no loans outstanding as of March 31, 2020.

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

Initial Public Offering

In August 2019, our Chief Executive Officer purchased 100,000 units at a price of $10.00 per unit for an aggregated purchase price of $1,000,000 as part of the Initial Public Offering.

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

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

At March 31, 2020, there were no preferred shares issued or outstanding.

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

At March 31, 2020 and 2019, there were 1,622,215 and 0 Class A Shares issued and outstanding, (excluding 32,877,785 and 0 Class A shares subject to possible redemption), and there were 8,625,000 Class B Shares issued and outstanding, respectively.

Founder Shares

On February 20, 2019, an aggregate of 8,625,000 Class B Shares (the “Founder Shares”) were sold to the Sponsor at a price of approximately $0.003 per share, for an aggregate price of $25,000. This number included an aggregate of up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full by the Underwriters in order to maintain the Initial Shareholders’ ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Initial Public Offering. The Underwriters exercised their over-allotment option in full so none of the Founder Shares were forfeited. The Founder Shares are identical to the Class A Shares included in the Units sold in the Initial Public Offering, except that the Founder Shares (i) have the voting rights described in this Note 7, (ii) are subject to certain transfer restrictions described below and (iii) are convertible into Class A Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. The Founder Shares may not be transferred, assigned or sold until the earlier of (i) one year after the completion of the Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Business Combination that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property.

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

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7 — Shareholders’ Equity (cont.)

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its reasonable best efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

At March 31, 2020, there were 17,250,000 whole public warrants and 8,650,000 Private Placement Warrants outstanding.

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

Overview

The Company is a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, we had $304,208 held outside the trust account that is available to us to fund our working capital requirements and $349,478,401 held inside the trust account.

Results of Operations

Our only activities from inception to August 13, 2019 were organizational activities necessary to prepare for the Initial Public Offering. Since the consummation of the Initial Public Offering through March 31, 2020, our activity has been limited to the evaluation of potential initial Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination.. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our Business Combination.

For the three months ended March 31, 2020 and for the period from February 13, 2019 (date of inception) through March 31, 2019, we had net income (loss) of $1,779,001 and $(5,000), respectively, which consists of formation costs and operating costs of $238,547 and $5,000, respectively, and interest income of $2,017,548 for the three months ended March 31, 2020 on marketable securities held in our Trust Account.

Liquidity and Capital Resources

Prior to the consummation of the Initial Public Offering, our only sources of liquidity were an initial purchase of Founder Shares for $25,000 by the Sponsor, and a total of $277,000 of loans and advances by the Sponsor.

On August 13, 2019, we consummated our Initial Public Offering in which we sold 34,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $345,000,000 before underwriting fees and expenses. Simultaneously with the consummation of our Initial Public Offering, we consummated the Private Placement of 8,650,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds, before expenses, of $8,650,000.

In connection with the Initial Public Offering, the Company incurred offering costs of $19,483,537 (including an underwriting fee of $6,900,000 and deferred underwriting commissions of $12,075,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. A total of $345,000,000, comprised of $338,100,000 of the proceeds from the Initial Public Offering and $6,900,000 of the proceeds of the Private Placement, was placed in a U.S. based trust account, established for the benefit of our Public Shareholders. Prior to the closing of the Initial Public Offering, the Sponsor had made $277,000 in loans and advances to the Company. The loans and advances were non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. The loans of $277,000 were fully repaid upon the consummation of the Initial Public Offering on August 13, 2019.

As of March 31, 2020, we have available to us $304,208 of cash on our balance sheet and working capital of $648,564. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

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

Contractual Obligations

At March 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were paid a cash underwriting fee of 2% of gross proceeds of the Initial Public Offering, or $6,900,000. In addition, the underwriters are entitled to aggregate deferred underwriting commissions of $12,075,000 consisting of 3.5% of the gross proceeds of the Initial Public Offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement by and among the Company, Morgan Stanley & Co. LLC and Cantor Fitzgerald & Co.

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

Net Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended March 31, 2020 and for the period from February 13, 2019 (date of inception) through March 31, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2019 and for the period from February 13, 2019 (date of inception) through March 31, 2020, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended March 31, 2020	For the Period from February 13, 2019 (Date of Inception) through March 31, 2019
Net income	$1,779,001	$(5,000)
Less: Income attributable to ordinary shares	(1,923,794)	-

Net loss available to ordinary shares	$(144,793)	$(5,000)

Weighted average shares outstanding, basic and diluted	10,228,194	6,382,980

Basic and diluted net loss per ordinary share	$(0.01)	$-

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Offering Cost

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Bulletin 5A - “Expenses of Offering.” Offering costs were $19,483,537 (including underwriting commission of $6,900,000 and deferred underwriting commissions of $12,075,000), consisting principally of costs incurred in connection with formation and preparation for the Initial Public Offering. These offering costs were charged to additional paid in capital upon closing of the Initial Public Offering.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2020, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on February 13, 2019. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated August 8, 2019 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our search for a business combination may be significantly adversely affected by the recent outbreak of COVID-19.

On January 30, 2020, the International Health Regulations Emergency Committee of the World Health Organization (WHO) declared the coronavirus disease (COVID-19) outbreak a public health emergency of international concern and on March 12, 2020 the WHO announced the outbreak was a pandemic. On January 31, 2020, the U.S. Health and Human Services Secretary Mr. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. If the COVID-19 outbreak lasts for an extended period of time, it may impact our ability to search for and acquire a target company. Potential target companies may defer or end discussions for a potential business combination with us if the COVID-19 virus materially adversely affects their business operations and, therefore, the valuation of their business. Although this depression in valuation, may assist us in finding attractive transactions, we may be unable to complete a business combination if continued concerns relating to COVID-19 virus restrict travel or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. If the disruptions posed by COVID-19 or other matters of global concern continue for an unexpectedly long period of time, our ability to consummate a business combination may be materially adversely affected.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

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

In connection with the Public Offering, the Company incurred offering costs of $19,483,537 (including an underwriting fee of $6,900,000 and deferred underwriting commissions of $12,075,000). Other incurred offering costs consisted principally of formation and preparation fees related to the Public Offering. Prior to the closing of the Public Offering, the Sponsor had made $277,000 in loans and advances to the Company. The loans and advances were non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Public Offering. The loans of $277,000 were fully repaid upon the consummation of the Public Offering on August 13, 2019.

After deducting the underwriting fee (excluding the deferred underwriting commission of $12,075,000, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the Private Placement of the Placement Warrants was approximately $346,241,463 of which $345,000,000 (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account. Approximately $1,230,680 was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of March 31, 2020, cash held outside the Trust Account was $304,208. The net proceeds of the Public Offering and the sale of the Placement Warrants are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

THUNDER BRIDGE ACQUISITION II, LTD

Date: May 14, 2020	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: May 14, 2020	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)