Form 10-Q
period 2020-06-30
Thunder Bridge Acquisition II, LTD
filed 2020-08-13
CIK 1769318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, there were 34,500,000 shares of the Company’s Class A ordinary shares, par value $0.0001(the “Class A Shares”) and 8,625,000 of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

THUNDER BRIDGE ACQUISITION II, LTD.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements:	1
	Condensed Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	1
	Condensed Statements of Operations for the Three Months Ended June 30, 2020 and 2019 and for the Six Months Ended June 30, 2020 and for the period from February 13, 2019 (date of inception) to June 30, 2019 (Unaudited)	2
	Condensed Statement of Changes in Shareholders' Equity for the Three and Six Months Ended June 30, 2020 and for the Three Months Ended June 30, 2019 and for the period from February 13, 2019 (date of inception through June 30, 2019 (Unaudited)	3
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2020 and the period from February 13, 2019 (date of inception) to June 30, 2019 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash Equivalents	$272,257	$497,549
Prepaid expenses	370,442	431,294
Total current assets	642,699	928,843
Other assets
Cash and Marketable Securities held in Trust Account	349,565,514	347,460,852
Total assets	350,208,213	$348,389,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	147,399	41,733
Total current liabilities	147,399	41,733
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	12,222,399	12,116,733

Ordinary shares subject to possible redemption, 32,871,254 and 32,897,017, at June 30, 2020 and December 31, 2019, respectively, at redemption value	332,985,813	331,272,961

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,628,746 and 1,602,983 shares issued and outstanding (excluding 32,871,254 and 32,897,017 shares subject to possible redemption), at June 30, 2020 and December 31, 2019, respectively	163	160

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863

Additional paid in capital	1,204,625	2,917,479
Retained Earnings	3,794,350	2,081,499
Total Shareholders’ Equity	5,000,001	5,000,001
	$350,208,213	$348,389,695

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Period from February 13, 2019 (Date of Inception) through June 30, 2019

Formation costs and other operating expenses	$153,264	$26,355	$391,811	$31,355
Loss from operations	(153,264)	(26,355)	(391,811)	(31,355)
Other Income:
Interest income	87,114	-	2,104,662	-
Net income	$(66,150)	$(26,355)	$1,712,851	$(31,355)
Weighted average shares outstanding, basic and diluted (1)	10,237,396	6,382,980	10,228,124	7,119,566
Basic and diluted net loss per ordinary share	$(0.01)	$-	$(0.03)	$-

(1)	Excludes an aggregate of up to 32,871,254 shares subject to redemption at June 30, 2020 (See Note 7).

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

For the Six Months Ended June 30, 2020

					Additional		Total
	Class A Ordinary shares		Class B Ordinary shares		Paid in	Retained	Shareholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance - December 31, 2019	1,602,983	$160	8,625,000	$863	$2,917,479	$2,081,499	$5,000,001
Common stock subject to redemption	19,232	2	-	-	(1,779,001)	-	(1,778,999)
Net income	-	-	-	-	-	1,779,001	1,779,001
Balance - June 30, 2020	1,622,215	162	8,625,000	863	1,138,478	3,860,500	5,000,003
Common stock subject to redemption	6,531	1	-	-	66,147	-	66,148
Net income	-	-	-	-	-	(66,150)	(66,150)
Balance - June 30, 2020	1,628,746	$163	8,625,000	$863	$1,204,625	$3,794,350	$5,000,001

For the period from February 13, 2019 (Date of Inception) through June 30, 2019

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Retained	Total Shareholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - February 13, 2019 (Date of Inception)	-	$-	-	$-	$-	$-	$-

Sale of Class B ordinary share to sponsor	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(5,000)	(5,000)
Balance March 31, 2019	-	-	8,625,000	863	24,137	(5,000)	20,000
Net Loss	-	-	-	-	-	(26,355)	(26,355)
Balance - June 30, 2019	-	$-	8,625,000	$863	$24,137	($31,355)	($6,355)

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2020	For the Period from February 13, 2019 (Date of Inception) through June 30, 2019

Cash flow from operating activities:
Net income	$1,712,851	$(31,355)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(2,104,662)	-
Changes in operating assets and liabilities:
Prepaid expenses	60,853	-
Accounts payable	105,666	26,250
Net cash used in operating activities	(225,292)	(5,105)

Cash flows from financing activities:
Proceeds from sale of Class B ordinary shares	-	25,000
Proceeds from promissory note - related party	-	135,000
Payment of deferred offering costs	-	(154,402)
Net cash provided by financing activities	-	5,598
Net change in cash	(225,292)	493
Cash at the beginning of the period	497,549	-
Cash at the end of the period	$272,257	$493

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

Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and for the period from February 13, 2019 (date of inception) through June 30, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and for the period from February 13, 2019 (date of inception) through June 30, 2019., the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Period from February 13, 2019 (Date of Inception) through June 30, 2019
Net income	$(66,150)	$(26,355)	$1,712,851	$(31,355)
Less: Income attributable to ordinary shares	(83,043)	-	(2,006,864)	-
Net loss available to ordinary shares	$(149,193)	$(26,355)	$(294,013)	$(31,355)
Weighted average shares outstanding, basic and diluted	10,237,396	6,382,980	10,228,124	7,119,566

Basic and diluted net loss per ordinary share	$(0.01)	$-	$(0.03)	$-

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2020 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

(Unaudited)

Note 5 — Related Party Transactions (cont.)

Private Placement Warrants

The sponsor purchased from the Company and aggregate of 8,650,000 Private Placement Warrants at $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,650,000 (See Note 4).

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 8, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. The Company had incurred and paid $30,000 and $0 for the three months ended June 30, 2020 and 2019, and $60,000 and $0 for the six months ended June 30, 2020 and for the period from February 13, 2019 (date of inception) through June 30, 2019, respectively.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on August 8, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $60,000 and $0 for the three months ended June 30, 2020 and 2019, and $120,000 and $0 for the six months ended June 30, 2020 and for the period from February 13, 2019 (date of inception) through June 30, 2019, respectively.

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There were no loans outstanding as of June 30, 2020.

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

(Unaudited)

Note 5 — Related Party Transactions (cont.)

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

At June 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

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

At June 30, 2020 and December 31, 2019, there were 1,628,746 and 1,602,983 Class A Shares issued and outstanding, (excluding 32,871,254 and 32,897,017 Class A shares subject to possible redemption), and there were 8,625,000 Class B Shares issued and outstanding, respectively.

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

At June 30, 2020 and December 31, 2019, there were 17,250,000 whole public warrants and 8,650,000 Private Placement Warrants outstanding.

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

As indicated in the accompanying financial statements, at June 30, 2020 we had $272,257 held outside the trust account that is available to us to fund our working capital requirements and $349,565,514 held inside the trust account.

Results of Operations

Our only activities from inception to August 13, 2019 were organizational activities necessary to prepare for the Initial Public Offering. Since the consummation of the Initial Public Offering through June 30, 2020, our activity has been limited to the evaluation of potential initial Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our Business Combination.

For the six months ended June 30, 2020 and for the period from February 13, 2019 (date of inception) through June 30, 2019, we had net income (loss) of $1,712,851 and $(31,355), respectively, which consists of formation costs and operating costs of $391,811 and $31,355, respectively, and interest income of $2,104,662 for the six months ended June 30, 2020 on marketable securities held in our Trust Account. For the three months ended June 30, 2020 and 2019, we had a net (loss) of $(66,150) and $(26,355), respectively, which consists of formation costs and operating costs of $153,264 and $26,355, respectively, and interest income of $87,114 for the three months ended June 30, 2020 on marketable securities held in our Trust Account.

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

As of June 30, 2020, we have available to us $272,257 of cash on our balance sheet and working capital of $495,300. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

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

Contractual Obligations

At June 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and for the period from February 13, 2019 (date of inception) through June 30, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended June 30, 2020 and 2019 and the six months ended June 30, 2020 and for the period from February 13, 2019 (date of inception) through June 30, 2019, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Period from February 13, 2019 (Date of Inception) through June 30, 2019

Net income	$(66,150)	$(26,355)	$1,712,851	$(31,355)
Less: Income attributable to ordinary shares	(83,043)	-	(2,006,864)	-
Net loss available to ordinary shares	$(149,193)	$(26,355)	$(294,013)	$(31,355)
Weighted average shares outstanding, basic and diluted	10,237,396	6,382,980	10,228,124	7,119,566

Basic and diluted net loss per ordinary share	$(0.01)	$-	$(0.03)	$-

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2020, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on February 13, 2019. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 or in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2020 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER BRIDGE ACQUISITION II, LTD

Date: August 13, 2020	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: August 13, 2020	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)