Form 10-Q
period 2020-09-30
Thunder Bridge Acquisition II, LTD
filed 2020-11-13
CIK 1769318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, there were 34,500,000 shares of the Company’s Class A ordinary shares, par value $0.0001(the “Class A Shares”) and 8,625,000 of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

THUNDER BRIDGE ACQUISITION II, LTD.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$217,982	$497,549
Prepaid expenses	341,444	431,294
Total current assets	559,426	928,843
Other assets
Cash and marketable securities held in Trust Account	349,574,326	347,460,852
Total assets	$350,133,752	$348,389,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$12,997	$41,733
Promissory note payable - related party	200,000	-
Total current liabilities	212,997	41,733
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	12,287,997	12,116,733

Ordinary shares subject to possible redemption, 32,857,428 and 32,897,017, at September 30, 2020 and December 31, 2019, respectively, at redemption value	332,845,745	331,272,961

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,642,572 and 1,602,983 shares issued and outstanding (excluding 32,857,428 and 32,897,017 shares subject to possible redemption), at September 30, 2020 and December 31, 2019, respectively	164	160

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863

Additional paid in capital	1,344,692	2,917,479

Retained Earnings	3,654,291	2,081,499
Total Shareholders’ Equity	5,000,010	5,000,001
	350,133,752	348,389,695

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Period from February 13, 2019 (Date of Inception) through September 30, 2019

Formation costs and other operating expenses	$148,871	$147,173	$540,682	$178,528
Loss from operations	(148,871)	(147,173)	(540,682)	(178,528)
Other Income:
Interest income	8,812	867,168	2,113,474	867,168
Net (loss) income	$(140,059)	$719,995	$1,572,792	$688,640
Weighted average shares outstanding, basic and diluted (1)	10,239,942	9,469,740	10,253,896	8,700,396
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

(1)	Excludes an aggregate of up 32,857,428 shares subject to redemption at September 30, 2020 (See Note 7).

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2020

					Additional		Total
	Class A Ordinary shares		Class B Ordinary shares		Paid in	Retained	Shareholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance - December 31, 2019	1,602,983	$160	8,625,000	$863	$2,917,479	$2,081,499	$5,000,001
Common stock subject to redemption	25,763	3	-	-	(1,712,854)	-	(1,712,851)
Net income	-	-	-	-	-	1,712,851	1,712,851
Balance - June 30, 2020	1,628,746	163	8,625,000	863	1,204,625	3,794,350	5,000,001
Common stock subject to redemption	13,826	1	-	-	140,067	-	140,068
Net loss	-	-	-	-	-	(140,059)	(140,059)
Balance - September 30, 2020	1,642,572	$164	8,625,000	$863	$1,344,692	$3,654,291	$5,000,010

For the period from February 13, 2019 (Date of Inception) through September 30, 2019

					Additional		Total
	Class A Ordinary shares		Class B Ordinary shares		Paid in	Retained	Shareholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - February 13, 2019 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Sale of Class B ordinary share to sponsor	-	-	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	-	-	(31,355)	-
Balance June 30, 2019	-	-	8,625,000	863	24,137	(31,355)	25,000
Sale of 34,500,000 Units, net of underwriters discount and offering costs	34,500,000	3,450	-	-	325,513,013	-	325,513,013
Sale of 8,650,000 private placement warrants	-	-	-	-	8,650,000	-	8,650,000
Common stock subject to redemption	(32,889,342)	(3,288)	-	-	(329,876,812)	-	(329,876,812)
Net income	-	-	-	-	-	719,995	719,995
Balance - September 30, 2019	1,610,658	$162	8,625,000	$863	$4,310,338	$688,640	$5,031,196

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2020	For the Period from February 13, 2019 (Date of Inception) through September 30, 2019

Cash flow from operating activities:
Net income	$1,572,792	$688,640
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(2,113,474)	(867,168)
Changes in operating assets and liabilities:
Prepaid expenses	89,851	(168,309)
Accounts payable	(28,736)	25,353
Net cash used in operating activities	(479,567)	(321,484)

Cash flow from investing activities: Investment of cash in Trust Account	-	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Class B ordinary shares	-	25,000
Proceeds from sale of Units, net of underwriting discounts paid	-	338,100,000
Proceeds from sale of private placement warrants	-	8,650,000
Proceeds from promissory note - related party	200,000	277,000
Repayment of promissory note - related party	-	(277,000)
Payment of deferred offering costs	-	(508,537)
Net cash provided by financing activities	200,000	346,266,463
Net change in cash	(279,567)	944,979
Cash at the beginning of the period	497,549	-
Cash at the end of the period	$217,982	$944,979

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Plan of Business Operations

Thunder Bridge Acquisition II, Ltd. (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company on February 13, 2019. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

All activity for the period from February 13, 2019 (date of inception) through August 13, 2019 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described in Note 3.

The registration statement for the Initial Public Offering was declared effective on August 8, 2019. On August 13, 2019, the Company consummated the Initial Public Offering of 34,500,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), generating gross proceeds of $345,000,000, which is described in Note 3.

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

Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and for the period from February 13, 2019 (date of inception) through September 30, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and for the period from February 13, 2019 (date of inception) through September 30, 2019, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Period from February 13, 2019 (Date of Inception) through September 30, 2019

Net (loss) income	$(140,059)	$719,995	$1,572,792	$688,640
Less: Income attributable to ordinary shares	(8,401)	(827,294)	(2,014,253)	(827,294)
Net loss available to ordinary shares	$(148,460)	$(107,299)	$(441,461)	$(138,654)

Weighted average shares outstanding, basic and diluted	10,239,942	9,469,740	10,253,896	8,700,396

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through August 13, 2019 that were directly related to the Initial Public Offering. Offering costs amounting to $19,483,537 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of September 30, 2020 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 8, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. The Company had incurred and paid $30,000 and $20,000 for the three months ended September 30, 2020 and 2019, and $90,000 and $20,000 for the nine months ended September 30, 2020 and for the period from February 13, 2019 (date of inception) through September 30, 2019, respectively.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on August 8, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $60,000 and $40,000 for the three months ended September 30, 2020 and 2019, and $180,000 and $40,000 for the nine months ended September 30, 2020 and for the period from February 13, 2019 (date of inception) through September 30, 2019, respectively.

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. As of September 30, 2020 and December 31, 2019, the Sponsor had made advances of $200,000 and $0, respectively.

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

At September 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

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

At September 30, 2020 and December 31, 2019, there were 1,642,572 and 1,602,983 Class A Shares issued and outstanding, (excluding 32,857,428 and 32,897,017 Class A shares subject to possible redemption), and there were 8,625,000 Class B Shares issued and outstanding, respectively.

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

At September 30, 2020 and December 31, 2019, there were 17,250,000 whole public warrants and 8,650,000 Private Placement Warrants outstanding.

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

As indicated in the accompanying financial statements, at September 30, 2020 we had $217,982 held outside the trust account that is available to us to fund our working capital requirements and $349,574,326 held inside the trust account.

Results of Operations

Our only activities from inception to August 13, 2019 were organizational activities necessary to prepare for the Initial Public Offering. Since the consummation of the Initial Public Offering through September 30, 2020, our activity has been limited to the evaluation of potential initial Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our Business Combination.

For the nine months ended September 30, 2020 and for the period from February 13, 2019 (date of inception) through September 30, 2019, we had net income of $1,752,792 and $688,640, respectively, which consists of formation costs and operating costs of $540,682 and $178,528, respectively, and interest income of $2,113,474 and $867,168 for the nine months ended September 30, 2020 and for the period from February 13, 2019 (date of inception) through September 30, 2019, respectively, on marketable securities held in our Trust Account. For the three months ended September 30, 2020 and 2019, we had a net (loss) income of $(140,059) and $719,995, respectively, which consists of formation costs and operating costs of $148,871 and $147,173, respectively, and interest income of $8,812 and $867,168 for the three months ended September 30, 2020 and 2019, respectively, on marketable securities held in our Trust Account.

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

As of September 30, 2020, we have available to us $217,982 of cash on our balance sheet and working capital of $346,429. We have been advanced $200,000 by our Sponsor to fund our operations. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not occur, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. At September 30, 2020, the Company has borrowed $200,000 under the promissory note. All advances under the note are at the discretion of our Sponsor.

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

Contractual Obligations

At September 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and for the period from February 13, 2019 (date of inception) through September 30, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended September 30, 2020 and 2019 and the nine months ended September 30, 2020 and for the period from February 13, 2019 (date of inception) through September 30, 2019, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Period from February 13, 2019 (Date of Inception) through September 30, 2019

Net (loss) income	$(140,059)	$719,995	$1,572,792	$688,640
Less: Income attributable to ordinary shares	(8,401)	(827,294)	(2,014,253)	(827,294)
Net loss available to ordinary shares	$(148,460)	$(107,299)	$(441,461)	$(138,654)

Weighted average shares outstanding, basic and diluted	10,239,942	9,469,740	10,253,896	8,700,396

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2020, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on February 13, 2019. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 or in our Quarterly Report on Form 10-Q for the six month period ended June 30, 2020 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

THUNDER BRIDGE ACQUISITION II, LTD

Date: November 13, 2020	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: November 13, 2020	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)