Form 10-K
period 2020-12-31
Thunder Bridge Acquisition II, LTD
filed 2021-02-24
CIK 1769318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the units outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price on June 30, 2020 for shares and units, trading on such date, as reported on the Nasdaq Capital Market, was $348.45 million.

As of February 23, 2021, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”) and 8,625,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”), of the registrant issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with indie Semiconductor, Inc.;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

On December 14, 2020, the Company (including its successor after the Domestication (as defined below), “Thunder Bridge II”), entered into a Master Transactions Agreement (the “MTA”) with Thunder Bridge II Surviving Pubco, Inc., a Delaware corporation (“Surviving Pubco”), TBII Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Surviving Pubco (“TBII Merger Sub”), ADK Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Surviving Pubco (“ADK Merger Sub”), ADK Service Provider Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Surviving Pubco (“ADK Service Provider Merger Sub”), ADK Blocker Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Surviving Pubco (“ADK Blocker Merger Sub” and collectively with the TBII Merger Sub, ADK Merger Sub and ADK Service Provider Merger Sub, the “Merger Subs”), Ay Dee Kay LLC, d/b/a indie Semiconductor, a California limited liability company (the “Company”), the corporate entities listed therein holding membership unites in the Company (the “ADK Blockers”), ADK Service Provider Holdco LLC, a Delaware limited liability company (“ADK Service Provider Holdco”), and solely in his capacity as Company Securityholder Representative, Donald McClymont (the “Company Securityholder Representative”). Pursuant to the MTA, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated thereby (the “Closing”): (i) Thunder Bridge II will domesticate into a Delaware corporation (the “Domestication”), (ii) TBII Merger Sub will merge with and into Thunder Bridge II (the “Thunder Bridge II Merger”) with Thunder Bridge II being the surviving corporation and pursuant to which Thunder Bridge II equity holders will receive corresponding shares in Surviving Pubco, (iii) ADK Merger Sub will merge with and into the Company (the “Company Merger”) with the Company being the surviving limited liability company (in such capacity after the Company Merger, the “Surviving Company”), (iv) the ADK Blockers will merge with and into ADK Blocker Merger Sub, with ADK Blocker Merger Sub being the surviving limited liability company (the “Blocker Mergers,”) and (v) ADK Service Provider Merger Sub will merge with and into ADK Service Provider Holdco, with ADK Service Provider Holdco being the surviving limited liability company (“Service Provider Merger,” and collectively with the Thunder Bridge II Merger, the Company Merger and the Blocker Mergers, the “Mergers,” and the Mergers collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”). Following the Mergers, Surviving Pubco will be the successor issuer and public company pursuant to the federal securities laws, and Surviving Pubco’s corporate name will change to “indie Semiconductor, Inc.”

As a result of the Transactions, each issued and outstanding Class A ordinary share and Class B ordinary share of Thunder Bridge II will convert into a share of Class A common stock of Surviving Pubco, and each issued and outstanding warrant to purchase Class A ordinary shares of Thunder Bridge II will be exercisable by its terms to purchase an equal number of shares of Class A common stock of Surviving Pubco. Each share of Surviving Pubco Class A common stock will provide the holder with the rights to vote, receive dividends, share in distributions in connection with a liquidation and other stockholder rights with respect to Surviving Pubco.

Merger Consideration

The merger consideration (the “Merger Consideration”) to be paid to holders of the limited liability company interests of the Company (collectively, the “Company Equity Holders”) pursuant to the MTA will be an amount equal to 90,000,000 shares of Class A common stock of Thunder Bridge II, subject to adjustment as described below, paid in either shares of Class A common stock of Surviving Pubco or limited liability company interests in the Company (valued at $10.00 per unit) (the “Post-Merger Company Units”), which will be exchangeable on a one-for-one basis for shares of Class A common stock of Surviving Pubco. The Merger Consideration is subject to adjustment downward for the amount that Company indebtedness exceeds Company indebtedness at closing. In addition, Company Equity Holders will receive the right to receive the Earn Out Shares described below, if any.

Those Company Equity Holders that receive Post-Merger Company Units will also receive one share of Class V common stock of Surviving Pubco, which will have no economic rights in Surviving Pubco but will entitle the holder to vote as a stockholder of Surviving Pubco, with the number of votes equal to the number of Post-Merger Company Units held by the Company Equity Holder. After the Closing, each Company Equity Holder will be permitted to exchange its Post-Merger Company Unit for a share of Class A common stock of Surviving Pubco on a one-for-one basis.

Significant Activities Since Inception

On August 13, 2019, the Company consummated its IPO of 34,500,000 units. Each Unit Consists of one Class A Ordinary Share, and one-half redeemable Warrant (“Public Warrant”), each whole warrant entitles the holder to purchase on Class A Share at $11.50 per share. The Units were sold at an offering price of $10. Per Unit, generating gross proceeds of $345,000,000. Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 8,650,000 Private Placement Warrants at $1.00 per Private Placement Warrant, generating gross proceeds of $8,650,000.

A total of $345,000,000 of the net proceeds from our initial public offering and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders.

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

We have identified the following criteria that we have and intend to continue to use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	History of free cash flow generation. We will seek to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

●	Revenues and Enterprise Value. We will seek to acquire one or more businesses with annual revenues of approximately $150 million to $750 million and an enterprise value of approximately $500 million to $1.5 billion.

●	Strong management team. We will seek to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their shareholders.

●	Opportunities for add-on acquisitions. We will seek to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Spin-offs/divestitures of non-core businesses or assets from larger companies. We will focus on one or more businesses or assets that are part of larger companies where the owners seek to divest or spin-off such businesses in order to free up capital to focus on core activities.

●	Defensible business niche. We will seek to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

●	Diversified customer and supplier base. We seek to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and executive officers have significant executive, investment and operational experience in the financial services and financial technology industries. Although in the course of their careers they have been involved in some unsuccessful businesses and deals, we believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

●	Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry as well as their other corporate relationships, our management team members have developed a broad array of contacts in the industry. We believe that these contacts are important in generating acquisition opportunities for us. Additionally, Mr. Simanson is the principal of Thunder Bridge Capital, LLC, a private investment vehicle seeking strategic loan asset purchase relationships and equity opportunities in the financial services and FinTech industries. Through this entity, the principals are presented with and exposed to numerous domestic and global opportunities in the financial services and FinTech industries.

●	Strong Financial Position and Flexibility. With a trust account currently (as of December 31, 2020) in the amount of approximately $347.5 million and a public market for our ordinary shares, we offer a target business a variety of options to facilitate a future business transaction and fund the growth and expansion of business operations. Because we are able to consummate an initial business transaction using our capital stock, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and would only do so simultaneously with the consummation of our initial business transaction. Accordingly, our flexibility in structuring an initial business transaction may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure makes us an attractive business transaction partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business transaction with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

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

Financial Position

With funds available for a business combination in the amount of $ 349,583,138, as of December 31, 2020, assuming no redemptions and after payment of $12,075,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Shareholders Upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2020, was $10.13 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

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

We expect to use the amounts held outside the trust account ($133,695 as of December 31, 2020) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination by August 13, 2021, although there can be no assurances that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.13 (based on the trust account balance as of December 31, 2020). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. There can be no assurances that the actual per-share redemption amount received by shareholders will not be substantially less than $10.13. While we intend to pay such amounts, if any, there can be no assurances that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($497,549 as of December 31, 2020), to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and an investor could lose all or part of their investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respects to us and our business. For risk factors related to the Business Combination with indie Semiconductor, Inc., see the S-4 to be filed by the Company.

We are a company with limited operating history and no revenues, and you have little basis on which to evaluate our ability to achieve our business objective.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.13 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by August 13, 2021. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.13 per share, or less than such amount in certain circumstances based on the balance of our trust account as of December 31, 2020, and our warrants will expire worthless.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.13 per share (based on the balance of our trust account as of December 31, 2020), or less in certain circumstances, on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.13 per share (based on the balance of our trust account as of December 31, 2020), or less in certain circumstances and our warrants will expire worthless.

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

We believe that the funds currently available to us outside of the trust account, will be sufficient to allow us to operate until August 13, 2021; however there can be no assurances that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.13 per share (based on the balance of our trust account as of December 31, 2020), or less in certain circumstances and our warrants will expire worthless.

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

As of December 31, 2020, we had $133,695 held outside the trust account that is available to us to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may only receive $10.13 per share (based on the balance of our trust account as of December 31, 2020), or less in certain circumstances and our warrants will expire worthless.

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

We do not believe that our principal activities subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds are restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.13 per share (based on the balance of our trust account as of December 31, 2020), on the liquidation of our trust account and our warrants will expire worthless.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 1,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2020, there were 139,600,000 and 11,375,000 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. There are currently no preference shares issued and outstanding.

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

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for the taxable year ending December 31, 2020. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “start-up year”, which in our case is the taxable year ending December 31, 2019), if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until after the close of our current taxable year ending December 31, 2020. After the acquisition of a company or assets in a business combination, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets as well as the passive income and assets of the acquired business. If the company that we acquire in a business combination is a PFIC, then we will likely not qualify for the start-up exception and will be a PFIC for our current taxable year ending December 31, 2019. Our actual PFIC status for our current taxable year or any future taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year ending December 31, 2020 or any future taxable year.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.13 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. The cost incurred up to the point that we decide not to complete a specific initial business combination likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.13 per share (based on the balance of our trust account as of December 31, 2020) on the liquidation of our trust account and our warrants will expire worthless.

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

As of December 31, 2020, $349,583,138 was available for completing our initial business combination (which includes up to approximately $12,075,000 for the payment of deferred underwriting commission).

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

If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient to allow us to complete our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. There can be no assurances that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing, could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.13 per share (based on the balance of our trust account as of December 31, 2020), or less in certain circumstances and our warrants will expire worthless.

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

On February 23, 2021, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares and 2 holders of record of our warrants.

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

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and for the period from February 13, 2019 (inception) through December 31, 2019. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	For the Year Ended December 31, 2020	For the Period from February 13, 2019 (Date of Inception) through December 31, 2019
Income Statement Data:
Loss from operations	$1,620,837	$379,352
Interest and other income	2,122,286	2,460,851
Net Income (Loss)	$501,449	$2,081,499

Weighted average shares outstanding, basic and diluted (1)	10,247,054	9,142,764

Loss available to ordinary shares:
Basic and diluted	$(0.15)	(0.03)

Cash Flow Data:
Net cash used in operating activities	$(663,854)	$(768,913)
Net cash used in investing activities	$-	$(345,000,000)
Net cash provided by financing activities	$300,000	$346,266,462

Balance Sheet Data:
Cash	$133,695	$497,549
Total assets	$349,776,163	$348,389,695
Total liabilities	$13,001,752	$12,116,733
Common stock subject to possible redemption	$331,774,406	$331,272,961
Total stockholder’s equity	$5,000,005	$5,000,001

(1)	excludes an aggregate of up to 32,751,669 and 32,897,017 shares subject to redemption at December 31, 2020 and 2019, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the year ended December 31, 2020, we had net income of $501,449 and a loss from operations of $1,620,837. For the period from February 13, 2019 (date of inception) through December 31, 2019, we had a net income of $2,081,499, and a loss from operations of $379,352. Our entire activity from inception to August 13, 2019 was in preparation for our initial public offering. Since the consummation of our initial public offering through December 31, 2019, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

As of December 31, 2020, we have available to us $133,695 of cash on our balance sheet and working capital deficit of $733,727. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in our trust account are unavailable to fund operating expenses.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2020, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Income (Loss) Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share the year ended December 31, 2020 and for the period from February 13, 2019 (date of inception) through December 31, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the year ended December 31, 2020 and for the period from February 13, 2019 (date of inception) through December 31, 2019, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Year Ended December 31, 2020	For the Period from February 13, 2019 (Date of Inception) through December 31, 2019
Net income	$501,449	$2,081,499
Less: Income attributable to ordinary shares	(2,022,331)	(2,345,968)
Net loss available to ordinary shares	$(1,520,882)	$(264,469)
Weighted average shares outstanding, basic and diluted	10,247,054	9,142,764

Basic and diluted net loss per ordinary share	$(0.15)	$(0.03)

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

Reference is made to pages F-1 through F-20 comprising a portion of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Thunder Bridge Acquisition II, Ltd.

Opinion on the financial statements

We have audited the accompanying balance sheets of Thunder Bridge Acquisition II, Ltd. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2020 and for the period from February 13, 2019 (inception) through December 31, 2019. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from February 13, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania

February 23, 2021

THUNDER BRIDGE ACQUISITION II, LTD.

BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$133,695	$497,549
Prepaid expenses	59,330	431,294
Total current assets	193,025	928,843
Other assets
Cash and marketable securities held in Trust Account	349,583,138	347,460,852
Total assets	$349,776,163	$348,389,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$626,752	$41,733
Promissory note payable - related party	300,000	-
Total current liabilities	926,752	41,733
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	13,001,752	12,116,733

Ordinary shares subject to possible redemption, 32,751,669 and 32,897,017, at December 31, 2020 and 2019, respectively, at redemption value	331,774,406	331,272,961

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,748,331 and 1,602,983 shares issued and outstanding (excluding 32,751,669 and 32,897,017 shares subject to possible redemption), at December 31, 2020 and 2019, respectively	175	160
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid in capital	2,416,019	2,917,479
Retained Earnings	2,582,948	2,081,499
Total Shareholders’ Equity	5,000,005	5,000,001
	349,776,163	348,389,695

See accompanying notes to the financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2020	For the Period from February 13, 2019 (Date of Inception) through December 31, 2019
Formation costs and other operating expenses	$1,620,837	$379,352
Loss from operations	(1,620,837)	(379,352)
Other Income:
Interest income	2,122,286	2,460,851
Net income	$501,449	$2,081,499

Weighted average shares outstanding, basic and diluted (1)	10,247,054	9,142,764

Basic and diluted net loss per ordinary share	$(0.15)	$(0.03)

(1)	excludes an aggregate of up to 32,751,669 and 32,897,017 shares subject to redemption at December 31, 2020 and 2019, respectively (See Note 7).

See accompanying notes to the financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid in	Retained	Shareholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - February 13, 2019 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Sale of Class B ordinary share to sponsor	-	-	8,625,000	863	24,137	-	25,000
Sale of 34,500,000 Units, net of underwriters discount and offering costs	34,500,000	3,450	-	-	325,513,013	-	325,516,463
Sale of 8,650,000 private placement warrants	-	-	-	-	8,650,000	-	8,650,000
Common stock subject to redemption	(32,897,017)	(3,290)	-	-	(331,269,671)	-	(331,272,961)
Net income	-	-	-	-	-	2,081,499	2,081,499
Balance - December 31, 2019	1,602,983	160	8,625,000	863	2,917,479	2,081,499	5,000,001
Common stock subject to redemption	145,348	15	-	-	(501,460)	-	(501,445)
Net income	-	-	-	-	-	501,449	501,449
Balance - December 31, 2020	1,748,331	$175	8,625,000	$863	$2,416,019	$2,582,948	$5,000,005

See accompanying notes to the financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Period from February 13, 2019 (Date of Inception) through December 31, 2019
Cash flow from operating activities:
Net income	$501,449	$2,081,499
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(2,122,286)	(2,460,851)
Changes in operating assets and liabilities:
Prepaid expenses	371,964	(431,294)
Accounts payable and accrued expenses	585,019	41,733
Net cash used in operating activities	(663,854)	(768,913)

Cash flow from investing activities:
Investment of cash in Trust Account	-	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Class B ordinary shares	-	25,000
Proceeds from sale of Units, net of underwriting dscounts paid	-	338,100,000
Proceeds from sale of private placement warrants	-	8,650,000
Proceeds from promissory note - related party	300,000	277,000
Repament of promissory note - related party	-	(277,000)
Payment of deferred offering costs	-	(508,538)
Net cash provided by financing activities	300,000	346,266,462
Net change in cash	(363,854)	497,549
Cash at the beginning of the period	497,549	-
Cash at the end of the period	$133,695	$497,549

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

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Significant Accounting Policies (cont.)

Loss Per Ordinary Share

Basic loss per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the year ended December 31, 2020 and for the period from February 13, 2019 (date of inception) through December 31, 2019. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the year ended December 31, 2020 and for the period from February 13, 2019 (date of inception) through December 31, 2019, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Year Ended December 31, 2020	For the Period from February 13, 2019 (Date of Inception) through December 31, 2019
Net income	$501,449	$2,081,499
Less: Income attributable to ordinary shares	(2,022,331)	(2,345,968)
Net loss available to ordinary shares	$(1,520,882)	$(264,469)

Weighted average shares outstanding, basic and diluted	10,247,054	9,142,764

Basic and diluted net loss per ordinary share	$(0.15)	$(0.03)

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of December 31, 2020 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 8, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the sponsor a monthly fee of $10,000 for office space, utilities and administrative support. As of December 31, 2020 and 2019, the Company had incurred and paid $120,000 and $50,000, respectively.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (cont.)

Advisory Agreement

The Company entered into an agreement, whereby, commencing on August 8, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer and its senior special advisor a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. As of December 31, 2020 and 2019, the Company had incurred and paid $240,00 and $100,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There was $300,000 and $0 of related party loans outstanding as of December 31, 2020 and 2019, respectively.

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

At December 31, 2020 and 2019, there were no preferred shares issued or outstanding.

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

At December 31, 2020 and 2019, there were 1,748,331 and 1,602,983 Class A Shares issued and outstanding, (excluding 32,751,669 and 32,897,017 Class A shares subject to possible redemption), and there were 8,625,000 Class B Shares issued and outstanding, respectively.

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

At December 31, 2020 and 2019, there were 17,250,000 whole public warrants and 8,650,000 private placement warrants outstanding, respectively.

Note 8 — Business Combination

On December 14, 2020, The Company (including its successor after the Domestication (as defined below), “Thunder Bridge II”), entered into a Master Transactions Agreement (the “MTA”) with Thunder Bridge II Surviving Pubco, Inc., a Delaware corporation (“Surviving Pubco”), TBII Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Surviving Pubco (“TBII Merger Sub”), ADK Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Surviving Pubco (“ADK Merger Sub”), ADK Service Provider Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Surviving Pubco (“ADK Service Provider Merger Sub”), ADK Blocker Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Surviving Pubco (“ADK Blocker Merger Sub” and collectively with the TBII Merger Sub, ADK Merger Sub and ADK Service Provider Merger Sub, the “Merger Subs”), Ay Dee Kay LLC, d/b/a indie Semiconductor, a California limited liability company (the “Company”), the corporate entities listed therein holding membership unites in the Company (the “ADK Blockers”), ADK Service Provider Holdco LLC, a Delaware limited liability company (“ADK Service Provider Holdco”), and solely in his capacity as Company Securityholder Representative, Donald McClymont (the “Company Securityholder Representative”). Pursuant to the MTA, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated thereby (the “Closing”): (i) Thunder Bridge II will domesticate into a Delaware corporation (the “Domestication”), (ii) TBII Merger Sub will merge with and into Thunder Bridge II (the “Thunder Bridge II Merger”) with Thunder Bridge II being the surviving corporation and pursuant to which Thunder Bridge II equity holders will receive corresponding shares in Surviving Pubco, (iii) ADK Merger Sub will merge with and into the Company (the “Company Merger”) with the Company being the surviving limited liability company (in such capacity after the Company Merger, the “Surviving Company”), (iv) the ADK Blockers will merge with and into ADK Blocker Merger Sub, with ADK Blocker Merger Sub being the surviving limited liability company (the “Blocker Mergers,”) and (v) ADK Service Provider Merger Sub will merge with and into ADK Service Provider Holdco, with ADK Service Provider Holdco being the surviving limited liability company (“Service Provider Merger,” and collectively with the Thunder Bridge II Merger, the Company Merger and the Blocker Mergers, the “Mergers,” and the Mergers collectively with the other transactions contemplated by the Merger Agreement, the “Transactions”). Following the Mergers, Surviving Pubco will be the successor issuer and public company pursuant to the federal securities laws, and Surviving Pubco’s corporate name will change to “indie Semiconductor, Inc.”

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 8 — Business Combination (cont.)

As a result of the Transactions, each issued and outstanding Class A ordinary share and Class B ordinary share of Thunder Bridge II will convert into a share of Class A common stock of Surviving Pubco, and each issued and outstanding warrant to purchase Class A ordinary shares of Thunder Bridge II will be exercisable by its terms to purchase an equal number of shares of Class A common stock of Surviving Pubco. Each share of Surviving Pubco Class A common stock will provide the holder with the rights to vote, receive dividends, share in distributions in connection with a liquidation and other stockholder rights with respect to Surviving Pubco.

Merger Consideration

The merger consideration (the “Merger Consideration”) to be paid to holders of the limited liability company interests of the Company (collectively, the “Company Equity Holders”) pursuant to the MTA will be an amount equal to 90,000,000 shares of Class A common stock of Thunder Bridge II, subject to adjustment as described below, paid in either shares of Class A common stock of Surviving Pubco or limited liability company interests in the Company (valued at $10.00 per unit) (the “Post-Merger Company Units”), which will be exchangeable on a one-for-one basis for shares of Class A common stock of Surviving Pubco. The Merger Consideration is subject to adjustment downward for the amount that Company indebtedness exceeds Company indebtedness at closing. In addition, Company Equity Holders will receive the right to receive the Earn Out Shares described below, if any.

Those Company Equity Holders that receive Post-Merger Company Units will also receive one share of Class V common stock of Surviving Pubco, which will have no economic rights in Surviving Pubco but will entitle the holder to vote as a stockholder of Surviving Pubco, with the number of votes equal to the number of Post-Merger Company Units held by the Company Equity Holder. After the Closing, each Company Equity Holder will be permitted to exchange its Post-Merger Company Unit for a share of Class A common stock of Surviving Pubco on a one-for-one basis.

The Earn Out

In addition to the consideration set forth above, the Company Equity Holders will also have a contingent earn out right to receive up to an additional 10,000,000 shares of Class A common stock of Surviving Pubco (the “Earn Out Shares”) after the Closing based on the following:

●

If at any time following the Closing and prior to December 31, 2027, the volume weighted average price of the Class A common stock of Surviving Pubco is greater than or equal to $12.50 over any 20 trading days within any 30 trading day period, the Company Equity Holders will be entitled to receive 50% of the Earn Out Shares; and

●

If at any time following the Closing and prior to December 31, 2027, the volume weighted average price of the Class A common stock is greater than or equal to $15.00 over any 20 trading days within any 30 trading day period, the Company Equity Holders will be entitled to receive 100% of the remaining unissued Earn Out Shares.

Payments of the Earn Out Shares to holders of Class A common stock of the Surviving Pubco or holders of the Post-Merger Company Units will not depend on the holders continuing to hold the holders’ Class A common stock or Units, as the case may be, at the time of the payout of the Earn Out Shares.

The Earn Out Shares will be paid either in shares of Class A common stock of the Surviving Pubco, or in Post-Merger Company Units, valued at the applicable price target stated above. Holders of Class A common stock of the Surviving Pubco will be paid the Earn Out Shares in additional shares of Class A common stock of the Surviving Pubco. Holders of Post-Merger Company Units will be paid the Earn Out Shares in additional Post-Merger Company Units.

The price targets shall be equitably adjusted for stock splits, dividends, reorganizations, combinations, recapitalizations and similar transactions affecting the shares of Class A common stock of Surviving Pubco.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 8 — Business Combination (cont.)

Notwithstanding the foregoing, if there is a Surviving Pubco Sale (as defined in the MTA) at any time following the Closing and prior to December 31, 2027, then all of the remaining unissued Earn Out Shares will be deemed to be earned and will paid out to the Company Equity Holders.

Covenants of the Parties

Each party agreed in the MTA to use its reasonable best efforts to effect the Closing. The MTA also contains certain customary covenants by each of the parties during the period between the signing of the MTA and the earlier of the Closing or the termination of the MTA in accordance with its terms, including the conduct of their respective businesses, provision of information, notification of certain matters, obtaining governmental consents (including making any filings required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), filing a registration statement and proxy statement soliciting the approval of Thunder Bridge II stockholders for the Transaction, terminating affiliate contracts, maintaining books and records, entering into a Paying and Exchange Agent Agreement for the distribution of the Merger Consideration and earned Earn Out Shares, establishing an equity incentive plan effective at the Closing, as well as certain customary covenants, such as publicity, that will continue after the termination of the MTA. Each of the parties also agreed not to solicit or enter into any alternative competing transactions during the period from the date of the MTA and continuing until the earlier of the termination of the MTA or the Closing. The Company also agreed to enter into lock-up agreements with Company Equity Holders that receive shares of Class A common stock in Surviving Pubco providing restrictions on sale for six months following the Closing. Thunder Bridge II also agreed to use its reasonable best efforts to cause its shares of the Class A common stock to be approved for listing on Nasdaq as of the Closing.

Directors of the Combined Company

The parties also agreed to take all necessary action so that the board of directors of Surviving Pubco following the Closing will consist of the following nine individuals (a majority of whom shall be independent directors in accordance with Nasdaq requirements): five individuals selected by the Company, three individuals selected by Thunder Bridge II, and one individual mutually agreed upon by the Company and Thunder Bridge II. Surviving Pubco’s board of directors will be classified with three classes of directors serving three year terms.

Closing Conditions

The obligations of the parties to complete the Closing are subject to various conditions, including customary conditions of each party and the following mutual conditions of the parties unless waived:

●	the absence of any law that would prohibit the completion of the Mergers or the other transactions contemplated by the MTA;

●	expiration of the waiting period under the HSR Act;

●

the Company Equity Holders having approved the Mergers, the MTA and the other Transaction documents and the transactions contemplated thereby in accordance with the Delaware Limited Liability Company Act and the organizational documents of the Company;

●

the Thunder Bridge II stockholders having approved the Transactions, the MTA and the other Transaction documents, the Domestication, the Mergers, the issuance of the Company’s Class V shares and the Post-Merger Company Units, the adoption of a new equity incentive plan and the election of the directors of Surviving Pubco referred to above;

●	the effectiveness of the registration statement on Form S-4 (as such filing is amended or supplemented, and including the proxy statement/prospectus contained therein, the “Registration Statement”);

●	upon the Closing, after giving effect to the completion of any redemptions, Thunder Bridge II having net tangible assets of at least $5,000,001; and

●	the contribution of certain Company Equity Holders of their interests in the Company in exchange for interests in a holding company.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 8 — Business Combination (cont.)

Unless waived by the Company, the obligations of the Company to effect the Closing are subject to the satisfaction of the following additional conditions:

●	the accuracy of the representations and warranties and compliance with covenants made by Thunder Bridge II;

●	there being no Surviving Pubco indebtedness upon consummation of the Closing;

●	after giving effect to any possible redemptions of Thunder Bridge II stockholders, at least $262,185,126 remains in the Thunder Bridge II trust account;

●	Thunder Bridge II shall have received from the PIPE investment at least $75,000,000;

●	After giving effect to any redemptions and any PIPE investment, Surviving Pubco shall have cash and cash equivalents on hand equal to at least $250,000,000;

●

upon the Closing, (i) no person or group (excluding any Company Equity Holder) owning more than 9.9% of the issued and outstanding shares of Surviving Pubco and (ii) no three persons or groups (excluding any Company Equity Holders) owning in the aggregate more than 25% of the issued and outstanding shares of Surviving Pubco;

●

the Class A common stock having been listed on Nasdaq and shall be eligible for continued listing on Nasdaq following the Closing and after giving effect to any redemptions as if it were a new listing;

●	the post-Closing board of directors of Surviving Pubco having been appointed as described above;

●	Thunder Bridge Acquisition II, LLC (the “Sponsor”) shall have delivered the Sponsor escrow shares to the escrow agent pursuant to the Sponsor Letter Agreement (described below); and

●	the Domestication having been consummated prior to the Mergers.

Termination

The MTA may be terminated under certain customary and limited circumstances, including:

●	if the Closing has not occurred on or prior to June 30, 2021; or

●

by the Company if (i) all of the closing conditions required for Thunder Bridge II, Surviving Pubco and Merger Subs to effect the Closing have been waived or satisfied on the date that the Closing would have been completed, (ii) the Company has irrevocably confirmed by written notice to Thunder Bridge II and Merger Subs that all conditions required for the Company to complete the Closing have been satisfied or waived or that it is willing to waive any such conditions and that the Company is ready, willing and able to complete the Closing and (iii) Thunder Bridge II has failed to complete the Closing by the earlier of (x) 30 business days after the day the Closing is required to occur or (y) five business days prior to June 30, 2021.

If the MTA is terminated, all further obligations of the parties under the MTA will terminate and will be of no further force and effect (except that certain obligations related to public announcements, confidentiality, termination, fees and expenses, waiver of claims against the trust, and certain general provisions will continue in effect), and no party will have any further liability to any other party thereto except for liability for any fraud claims or willful and intentional breach of the MTA prior to such termination.

The foregoing description of the MTA and the Transactions do not purport to be complete and are qualified in their entirety by the terms and conditions of the MTA, a copy of which is filed as Exhibit 2.1 hereto and incorporated herein by reference.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 8 — Business Combination (cont.)

The MTA contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The MTA has been filed to provide investors with information regarding its terms. It is not intended to provide any other factual information about Thunder Bridge II, the Company or any other party to the MTA. In particular, the representations, warranties, covenants and agreements contained in the MTA, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the MTA, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the MTA instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the MTA. In addition, the representations, warranties, covenants and agreements and other terms of the MTA may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the MTA, which subsequent information may or may not be fully reflected in Thunder Bridge II’s public disclosures.

Subscription Agreements

Contemporaneously with the execution of the MTA, Thunder Bridge II entered into separate Subscription Agreements with a number of subscribers (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and Thunder Bridge II agreed to sell to the Subscribers, an aggregate of up to 15,000,000 shares of Class A common stock of Thunder Bridge II (the “PIPE Shares”), in a private placement for a purchase price of $10.00 per share and an aggregate purchase price of $150 million (the “PIPE Investments”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the substantially concurrent Closing of the Transactions. The purpose of the PIPE Investments is to raise additional capital for use by the Company following the Closing.

Pursuant to the Subscription Agreements, Thunder Bridge II agreed that, within 30 calendar days after the Closing, Thunder Bridge II (or its successor) will file with the SEC (at Thunder Bridge II’s sole cost and expense) a registration statement registering the resale of the PIPE Shares, and Thunder Bridge II shall use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 90th calendar day (or 120th calendar day if the SEC notifies Thunder Bridge II that it will “review” the registration statement) following the Closing and (ii) the fifth business day after the date Thunder Bridge II is notified (orally or in writing, whichever is earlier) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review.

The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Subscription Agreements, a form of which is filed as Exhibit 10.1 hereto, and is incorporated herein by reference.

Exchange Agreement

Concurrently with the completion of the Mergers, Surviving Pubco will enter into an exchange agreement with the Company and the Company Equity Holders receiving Post-Merger Company Units (the “Exchange Agreement”), which will provide for the exchange of Post-Merger Company Units into shares of Class A common stock of the Surviving Pubco. Holders of Post-Merger Company Units will, from and after the six-month anniversary of the Closing, be able to elect to exchange all or any portion of their Post-Merger Company Units for shares of Class A common stock by delivering a notice to the Surviving Pubco; provided, that Thunder Bridge II, at its sole election, may instead pay for such Post-Merger Company Units in cash based on the volume weighted average price of the Class A common stock. The initial exchange ratio will be one Post-Merger Company Unit for one share of Class A common stock, subject to certain adjustments.

The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Exchange Agreement, a copy of which is filed as Exhibit 10.2 hereto and is incorporated herein by reference.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 8 — Business Combination (cont.)

Tax Receivable Agreement

Concurrently with the completion of the Transactions and as a condition precedent for the Closing, the Surviving Pubco will enter into the tax receivable agreement (the “Tax Receivable Agreement”) with certain holders of the Post-Merger Company Units (the “TRA Participants”). Pursuant to the Tax Receivable Agreement, the Surviving Pubco will be required to pay the TRA Participants 85% of the amount of savings, if any, in U.S. federal, state and local income tax that the Surviving Pubco actually realizes as a result of (i) the increases in tax basis of the Surviving Company’s assets attributable to and resulting from any exchanges of Post-Merger Company Units for Class A common stock of Surviving Pubco and (ii) certain net operating loss carryforwards of the ADK Blockers inherited by Surviving Pubco in connection with the Transactions. All such payments to the TRA Participants will be the Surviving Pubco’s obligation, and not that of the Company.

The foregoing description of the Tax Receivable Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Tax Receivable Agreement, a copy of which is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

Support Agreements

Simultaneously with the execution of the MTA, each of (i) the Sponsor and (ii) certain officers and directors of the Company and certain Company Equity Holders entered into support agreements (collectively, the “Support Agreements”) in favor of Thunder Bridge II and the Company and their present and future successors and subsidiaries.

In the Support Agreements for the officers and directors of the Company and certain Company Equity Holders, they each agreed to vote all of their Company membership interests in favor of the MTA and related transactions and to take certain other actions in support of the MTA and related transactions. The Support Agreements also prevent them from transferring their voting rights with respect to their Company membership interests or otherwise transferring their Company membership interests prior to the meeting of the Company’s members to approve the MTA and related transactions, except for certain permitted transfers.

In its Support Agreement, the Sponsor agreed with the Company to vote all of its equity interests in Thunder Bridge II in favor of the MTA and related transactions and to take certain other actions in support of the MTA and related transactions. The Support Agreement also prevents the Sponsor from transferring its voting rights with respect to its equity interests in Thunder Bridge II or otherwise transferring its equity interests in Thunder Bridge II prior to the meeting of Thunder Bridge II’s stockholders to approve the MTA and related transactions, except for certain permitted transfers.

The foregoing description of the Support Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Support Agreements, copies of which, or the forms of which, are filed as Exhibit 10.4 and Exhibit 10.5 hereto and incorporated by reference herein.

Sponsor Earnout Letter

Simultaneously with the execution of the MTA, the Sponsor entered into a letter agreement (the “Sponsor Letter Agreement”) with Thunder Bridge II and the Company, pursuant to which the Sponsor agreed at the Closing to deposit with Continental Stock Transfer and Trust Company, as escrow agent (the “Sponsor Escrow Agent”), 3,450,000 shares of its Class B ordinary shares of Thunder Bridge II (including any shares of Surviving Pubco Class A common stock issued in exchange therefore in the Transactions, the “Escrow Shares”) to be held in escrow by the Sponsor Escrow Agent, along with any earnings or proceeds thereon. Fifty percent of the Escrow Shares will be released from escrow if at any time prior to December 31, 2027, the closing price of shares of Class A common stock on the principal exchange on which such securities are then listed or quoted will have been at or above $12.50 for 20 trading days over a 30 trading day period, and 100% of the remaining Escrow Shares will be released from escrow if at any time prior to the seventh anniversary of the Closing the closing price of shares of Class A common stock on the principal exchange on which such securities are then listed or quoted will have been at or above $15.00 for 20 trading days over a 30 trading day period. Additionally, all of the Escrow Shares will be released from escrow to the Sponsor (along with any related earnings and proceeds) upon the occurrence of certain Triggering Events described therein prior to December 31, 2027.

The foregoing description of the Sponsor Letter Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Letter Agreement, a copy of which is filed as Exhibit 10.6 hereto and incorporated by reference herein.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title
Gary A. Simanson	60	President, Chief Executive Officer and Director
William A. Houlihan	65	Chief Financial Officer
John Wu	50	Chief Investment Officer
David E. Mangum	55	Director
Mary Anne Gillespie	68	Director
Robert Hartheimer	63	Director
Stewart J. Paperin	72	Director
Allerd D. Stikker	58	Director

Gary A. Simanson has been our President, Chief Executive Officer and a director since our inception. Mr. Simanson is founder of Thunder Bridge Capital, LLC and has served as its Chief Executive Officer since 2017. Since August 2020, Mr. Simanson has been the President, Chief Executive Officer and a director of Thunder Bride Capital Partners III Inc., a blank check company. In addition to serving in those capacities, Mr. Simanson serves as head of its Investment Committee, Credit Committee, Enterprise Risk Committee, Loan Review and other executive committees and is responsible for sourcing and establishing strategic loan asset purchase relationships and equity opportunities within the financial services and FinTech industries. From 2018 to 2019 he was an officer and director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. From 2015 through June 2017, Mr. Simanson founded and managed Endeavor Capital Management, L.L.C., Endeavor Capital Advisors, L.L.C., Endeavor Capital Fund, LP, and Endeavor Equity Fund, LP (collectively, “Endeavor”), targeting debt and equity investments in the marketplace lending industry. Prior to founding Endeavor, Mr. Simanson served as an advisor and then as a Director, President and Chief Executive Officer of First Avenue National Bank from 2013 to 2015, restructuring its balance sheet, lending practices, underwriting procedures, special credits, ALCO, corporate governance, enterprise risk, IT, retail delivery, and achieving strong regulatory results. He has been Managing Director of First Capital Group, L.L.C., an investment banking advisory firm specializing in the financial industry and bank mergers and acquisitions, strategic planning, capital raising and enterprise risk management from 1997 to the present. In such capacity, Mr. Simanson has both initiated and advised on bank mergers and acquisitions, capital raising transactions, enterprise risks and strategic initiatives around the country and has spoken nationally and internationally on enterprise risk, bank mergers and acquisitions, and also on the emerging marketplace lending and global FinTech industry, including the uses of blockchain for international asset selection and verification and income stream allocation and treasury management. Mr. Simanson previously served as the financial expert for the Audit Committee and as a member of the board of directors of First Guaranty Bancshares, Inc., with $1.4billion in assets, and its wholly-owned subsidiary First Guaranty Bank; and as a Senior Advisor to the Chairman of Alpine Capital Bank and its related companies, operating in the commercial banking, investment advisory, merchant banking and portfolio investment areas. He was Founder, Vice Chairman and Chief Strategic Officer of Community Bankers Trust Corporation, a $1.2billion in assets bank holding company for Essex Bank (NASDAQ NMS “ESXB”) and previously served as its President, Chief Executive and Chief Financial Officer, and as a Director since its inception in 2005 to 2011, overseeing its public offering in 2006 as a special purpose acquisition company, Community Bankers Acquisition Corp, its bank acquisitions and shareholder reformulation in 2008, and its failed bank acquisitions from the FDIC in 2008 and 2009. In addition to serving as managing director of First Capital Group, Mr. Simanson also served as Senior Vice President concentrating in bank mergers and acquisitions and capital markets with FTN Financial Capital Markets, a wholly owned investment banking and financial services subsidiary of First Horizon National Corporation (NYSE: FHS) from 1998 to 1999. From 1992 to 1995, Mr. Simanson was Associate General Counsel at Union Planters Corporation, then a NYSE-traded bank holding company (presently Regions Financial Corporation (NYSE: RF)), where his duties included the negotiation and preparation of all bank merger and acquisition transaction documents, transaction due diligence, member of integration committee, preparation of all regulatory filings, registration statements and other securities filings and other bank regulatory matters. From 1989 to 1992, he was a practicing attorney, beginning his career with Milbank, Tweed, Hadley & McCloy, LLP, specializing in the securities, bank regulatory and bank merger and acquisition areas. Mr. Simanson is licensed to practice law in the states of New York and Colorado. Mr. Simanson received his B.A. degree, majoring in Economics, from George Washington University. He earned his M.B.A., majoring in Finance, from George Washington University and holds a J.D. from Vanderbilt University. Mr. Simanson is well-qualified to serve as a member of our Board of Directors due to his extensive banking, financial and advisory experience.

William “Bill” A. Houlihan has been serving as our Chief Financial Officer since August 2019. Since February 2021, Mr. Houliahn has been the Chief Financial Officer of Thunder Bride Capital Partners III Inc., a blank check company. From 2018 to 2019 he was an officer of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. He has served since 2012 as a director and audit committee chairman for Max Exchange, LLC, a privately-owned residential mortgage loan trading business. He has served since 2009 as a director and financial expert on the audit committee of First Physicians Capital Group, or FPCG, a privately-owned health care investment company, which was registered with the SEC prior to completion of a going-private transaction in 2015, from 2013 to 2014 as non-executive chairman of its board of directors and since 2013 as the chairman of its audit committee. Since 2013 he has served as a director and Audit Committee Chairman of Hunt Companies Finance Trust (NYSE: HCFT), a mortgage REIT. He served from 2013 to 2015 as lead independent director and chairman of the audit committee of Tiptree Financial Partners, LP (PINX:TIPTL), or Tiptree, a financial services holding company; and from 2010 to 2013 as lead independent director and chairman of the audit committee for Care Investment Trust (OTCQX: CVTR), a healthcare REIT which merged with Tiptree in 2013. From 2003 to 2010, he was a director of SNL Financial, a privately owned financial information company, and in addition, from 1998 to 2012 he was a director and shareholder of a family-owned commercial real estate investment partnership. From 2001 through 2008, Mr. Houlihan was a private investor while he served as transitional Chief Financial Officer for several distressed financial services companies: Sixth Gear, Inc. from 2007 to 2008; Sedgwick Claims Management Services from 2006 until 2007; Metris Companies from 2004 to 2006; and Hudson United Bancorp from 2001 to 2003. From 1981 until 2000, and for short-term periods in 2004 and 2007, Mr. Houlihan worked for a number of investment banking companies, UBS (NYSE:UBS), J.P. Morgan (NYSE:JPM), Keefe Bruyette & Woods, Bear Steams and Goldman Sachs (NYSE:GS). He also held several auditing and accounting positions from 1977 through 1981. In addition he was licensed as a Certified Public Accountant, but his license is currently inactive. Since 2017 has been an adjunct professor for the Feliciano School of Business at Montclair State University. On March 13, 2015, Mr. Houlihan settled an administrative proceeding brought by the SEC regarding his alleged failure to file on a timely basis required Schedule 13D amendments and Section 16(a) reports relating to his beneficial ownership of securities of FPCG. Mr. Houlihan is a member of the board of directors of FPCG and a greater than 10% beneficial owner of FPCG securities. In the settlement, Mr. Houlihan did not admit or deny the SEC’s allegations, consented to the entry of a cease and desist order requiring him not to cause any violation of Sections 13(d)(2) and 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and agreed to pay a civil penalty of $15,000 to the SEC. Mr. Houlihan received a B.S., magna cum laude, in Accounting from Manhattan College and received his M.B.A. in Finance from New York University Graduate School of Business.

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

David E. Mangum has been serving as one of our Directors since August 2019. Since February 2021, Mr. Mangum has been a director of Thunder Bride Capital Partners III Inc., a blank check company. From 2014 until September 2018, he was President and Chief Operating Officer of Global Payments, Inc., (NYSE:GPN), a global payment technology and software company. During this time he helped lead the transformation of the company from a payment processor to a technology services and software company; prior to this he served in increasingly senior roles at Global Payments, including as Senior Executive Vice President and Chief Financial Officer from 2011 to 2014 and Executive Vice President and Chief Financial Officer from 2008 to 2011. Before this, from 2007 to 2008, he served as Executive Vice President, Fiserv Corp. (NASDAQ:FISV), a financial services technology provider which acquired CheckFree Corporation, provider of financial electronic commerce solutions in 2007. Mr. Mangum had been Executive Vice President and Chief Financial Officer of CheckFree Corporation (NASDAQ:CKFR) from 2000 to 2007 and its Senior Vice President, Finance and Accounting, from 1999 to 2000. Mr. Mangum received his B.A. from Carleton College. We believe that Mr Mangum is well-qualified to serve on our board because he brings to it his extensive experience in financial technology as well as broad operational and public company experience.

Mary Anne Gillespie has been serving as one of our Directors since August 2019. Since February 2021, Ms. Gillespie has been a director of Thunder Bride Capital Partners III Inc., a blank check company. She is currently a consultant in the “insuretech” industry, and previously served as the Executive Vice President of Sales/Product Marketing at EIS Group, a provider of digital-ready, customer-centered core insurance systems, since 2019. From 2018 to 2019 she was an officer, and then a director, of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. She has over 40 years of multichannel customer engagement experience. She has executed sales strategies and market growth in national and global territories for companies ranging from start-up to $9 billion in revenue across a broad range of industries. Ms. Gillespie previously served as Executive Vice President at TAS Group, a provider of software solutions for electronic money, payment systems, capital markets and ERP, from 2011 to 2012 and Vice President of Merchant Sales at PayPal (NASDAQ: PYPL) from 2007 to 2009. Prior to those positions, she was Vice President of Sales at Guidewire Software, a software publisher, from 2005 to 2007. Earlier, she worked in several roles at Oracle Corporation (NYSE:ORCL) leading to Senior Vice President of Sales. Ms. Gillespie received an M.B.A. degree from the University of New Hampshire and a B.A. degree from Saint Mary’s College in Notre Dame, Indiana. We believe that Ms. Gillespie is well-qualified to serve on our board because she brings to it her extensive experience sales, marketing and customer engagement.

Robert Hartheimer has been serving a director of the Company since August 2019. Since February 2021, Mr. Hartheimer has been a director of Thunder Bride Capital Partners III Inc., a blank check company. From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider; upon such consummation, Mr. Hartheimer remained with the combined company, Repay Holdings Corporation (NASDAQ:RPAY) as a Director and Chairman of Repay’s Audit Committee. Mr. Hartheimer has been an Independent Director of CardWorks, a privately held consumer lender and credit card servicer since 2017. Mr. Hartheimer became an Organizer and Director Nominee of Monzo US in its application for a US National Bank Charter. Monzo US is an affiliate of Monzo UK, a challenger bank with over 4 million banking customers. In addition to these board roles Mr. Hartheimer provides senior-level consulting services to banks, investment firms and financial services companies on financial, regulatory, strategic and governance matters, since 2008. Mr. Hartheimer was Co-Founder and Chief Regulatory Officer of CreditStacks aka Jasper, a fintech credit card originator from 2015-2020. From 2002 to 2008, Mr. Hartheimer was a Managing Director at Promontory Financial Group, a regulatory consulting firm. In 1991, Mr. Hartheimer joined the Federal Deposit Insurance Corporation, where he and a small team created the Division of Resolutions to analyze and sell failed banks. He went on to serve as the Director of that division. Mr. Hartheimer’s other past positions include senior roles at investment banks, including Merrill Lynch, Smith Barney and Friedman Billings Ramsey. Mr. Hartheimer previously served on five Boards of directors: Lending Club Asset Management, an investment management subsidiary of Lending Club (NYSE: LC) from 2016 to 2019; Higher One Holdings (NYSE: ONE) a payments company from 2012 to 2016 where he served as Chairman of the Risk Committee; Sterling Financial Corporation and Sterling Bank (NASDAQ: STSA) a recapitalized regional bank in the State of Washington from 2010 to 2014; the three E*Trade Banks, where he served as Chairman of the Audit Committee for such bank subsidiaries for part of this tenure (NASDAQ: ETFC) from 2005 to 2008; and Merrick Bank, a Utah based credit card bank, from 1997 to 2003, where he served as Chairman of its Audit Committee. Mr. Hartheimer received his B.A. from Hamilton College and his M.B.A. from The Wharton School of the University of Pennsylvania. We believe that Mr. Hartheimer is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Stewart J. Paperin has been one of our directors since August 2019. Since February 2021, Mr. Paperin has been a director of Thunder Bride Capital Partners III Inc., a blank check company. From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Mr. Paperin currently serves as the managing member of Leopard Rock Property Group, a real property development and investment firm located in Los Angeles and San Diego, California. Mr. Paperin served as Executive Vice President of the Soros Foundation, a worldwide private philanthropic foundation, from 1996 to 2013, where he oversaw financial, administrative and economic development activities. From 1996 to 2005, Mr. Paperin served as a Senior Advisor and portfolio manager for Soros Fund Management LLC, a financial services company, and from 2005 to 2014, he served as a consultant to Soros Fund Management LLC. From 1996 to 2007, Mr. Paperin served as a Director of Penn Octane Corporation (NASDAQ: POCC), a company engaged in the purchase, transportation and sale of liquefied petroleum gas. Prior to joining the Soros organizations, Mr. Paperin served as President of Brooke Group International, an investment firm concentrated on the former Soviet Union, from 1990 to 1993, and as Senior Vice President and Chief Financial Officer of Western Union Corporation, a provider of money transfer and message services, which was controlled by Brooke Group, from 1988 to 1990. Prior to Western Union Corporation, Mr. Paperin served as Chief Financial Officer of Timeplex Corporation, a telecommunications equipment provider, from 1986 to 1988 and of Datapoint Corporation, a computer equipment manufacturer, from 1985 to 1986. Prior to Datapoint Corporation, Mr. Paperin served as a financial officer of Pepsico Corporation (NYSE: PEP) from 1980 to 1985 and as a management consultant at Cresap McCormick & Paget from 1975 to 1980. Mr. Paperin has been a director of ARMOUR REIT since 2009. Mr. Paperin served as a member of Enterprise’s Board of Directors, ARMOUR’s predecessor from its inception in 2007 to its merger with ARMOUR in 2009. Mr. Paperin was also a director of JAVELIN from 2012 until the merger in 2016. Mr. Paperin also served as a member of the Board of Directors of Community Bankers Acquisition Corp., a blank check company formed to acquire an operating business in the banking industry (NYSE MKT LLC: BTC). Mr. Paperin holds an M.S. in Management, and a B.A. in Economics Management from the State University of New York at Binghamton, and was awarded an Honorary Doctor of Humane Letters by the State University of New York. We believe that Mr. Paperin is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Allerd D. Stikker has been one of our directors since August 2019. Since February 2021, Mr. Stikker has been a director of Thunder Bride Capital Partners III Inc., a blank check company. From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Mr. Stikker started his career as a banking consultant in the United States. After moving back to Europe, he became active within the oil and gas sector and was subsequently employed in the financial services sector as Chief Financial Officer for IMC B.V. After a sabbatical period, he joined the BXR Group, an international private investment group, in 2008 as Chief Financial Officer with responsibility for its real estate division and subsequently served as Chief Operating Officer of BXR Group from 2011 until 2014. He has been the Chief Executive Officer of BXR from 2014 until 2018. Thereafter Mr. Stikker has served as special advisor to BXR Group. During his tenure at BXR, Mr. Stikker served on numerous boards and in many occasions as chairman, such as Green Gas International, a methane processor, Advanced World Transport, a railway transporter in Eastern Europe, Tower Group A/S, a real estate investor in the German residential market and BXR Group BV, the entity within BXR that makes all major decisions. Mr. Stikker has an M.B.A. and a B.A. in Business Administration from George Washington University. We believe that Mr. Stikker is well-qualified to serve on our board due to his extensive experience in the financial services industry, the bank regulatory community and investment banking.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 23, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,500,000 Class A ordinary shares, which includes Class A ordinary shares underlying the units sold in our initial public offering, and 8,625,000 Class B ordinary shares outstanding as of February 23, 2021. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Ordinary Shares
Thunder Bridge Acquisition II, LLC (our sponsor)(2)(3)	—	—	8,625,000	100%	20%
Gary A. Simanson (3)	100,000	*	8,625,000	100%	20.2%
William A. Houlihan	—	—	—	—	—
John Wu	—	—	—	—	—
David E. Mangum	-
Mary Anne Gillespie	—	—	—	—	—
Robert Hartheimer	—	—	—	—	—
Stewart J. Paperin	—	—	—	—	—
Allerd D. Stikker	—	—	—	—	—
All directors and executive officers as a group (9 individuals)(2)	100,000	*	8,625,000	100%	20.2%

Other 5% Stockholders
HGC Investment Management, Inc. (4)	1,820,675	5.28%	—	—	4.22%

*	less than 1%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066.

2)	Interests shown consist solely of founders shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.

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

4)	According to a Schedule 13G filed with the SEC on February 14, 2020, HGC Investment Management Inc. was the beneficial owner of 1,820,675 Class A ordinary shares of the Company. The address for the reporting persons’ principal business office is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by GT in connection with regulatory filings. The aggregate fees of GT for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period for the year ended December 31 2020 and from February 13, 2019 (date of inception) to December 31, 2019 totaled approximately $36,900 and $44,284, respectively. The aggregate fees of GT related to audit services in connection with our initial public offering totaled approximately $26,250. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020 and for the period from February 13, 2019 (date of inception) to December 31, 2019 we did not pay GT any audit-related fees.

Tax Fees. We did not pay GT for tax services, planning or advice for the year ended December 31, 2020 and for the period from February 13, 2019 (date of inception) to December 31, 2019.

All Other Fees. We paid GT $360,400 for other services for the year ended December 31, 2020 and $0 for the period from February 13, 2019 (date of inception) to December 31, 2019.

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

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements F-1 to F-20

(2)	Financial Statements Schedule

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
2.1

Master Transactions Agreement, dated December 14, 2020, by and among Thunder Bridge II, Surviving Pubco, the Merger Subs named therein, the Company, the ADK Blockers named therein, ADK Service Provider Holdco, LLC, and the Company Securityholder Representative named therein (4).

3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated August 8, 2019, by and between Continental Stock Transfer& Trust Company, as warrant agent, and the Company. (1)
10.1	Promissory Note, dated as of February 20, 2019, issued to Thunder Bridge Acquisition II LLC (3)
10.2	Letter Agreement, dated August 8, 2019, by and among the Company, its officers, directors and Thunder Bridge Acquisition II LLC (1)
10.3	Investment Management Trust Account Agreement, dated August 8, 2019, by and between Continental Stock Transfer& Trust Company, as trustee, and the Company. (1)
10.4	Registration Rights Agreement, dated August 8, 2019, by and among the Company, Thunder Bridge Acquisition II LLC and the holders party thereto. (1)
10.5	Securities Subscription Agreement, dated February 20, 2019, by and between the Company and Thunder Bridge Acquisition II LLC (3)
10.6	Private Placement Warrants Purchase Agreement, dated August 8, 2019, by and between the Company and Thunder Bridge Acquisition II LLC (1)
10.7	Letter Agreement, dated August 8, 2019, by and between the Company and Monroe Capital LLC (1)
10.8	Form of Indemnity Agreement. (2)
10.9	Administrative Services Agreement, dated August 8, 2019, by and between the Company and First Capital Group, LLC. (1)
10.10	Advisory Services Agreement, dated August 8, 2019, by and between the Company and Thunder Bridge Capital, LLC. (1)
10.11	Form of Subscription Agreement between Thunder Bridge II and the PIPE Investors, dated December 14, 2020. (4)
10.12	Form of Exchange Agreement by and among Surviving Pubco, the Company and the other parties thereto. (4)
10.13	Form of Tax Receivable Agreement by and among Surviving Pubco and the other parties thereto. (4)
10.14	Sponsor Support Agreement by and among Thunder Bridge II, the Company, the Sponsor and the managing member of Sponsor, dated December 14, 2020. (4)
10.15	Form of Company Support Agreement by and among Thunder Bridge II, the Company and the other parties thereto, dated December 14, 2020. (4)
10.16	Sponsor Letter Agreement by and among Thunder Bridge II, the Sponsor, the Company and the managing member of Sponsor, dated December 14, 2020. (4)
14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 14, 2019.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 29, 2019.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 17, 2019.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 14, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 2021	Thunder Bridge Acquisition II, Ltd.

	By:	/s/ Gary A. Simanson
	Name:	Gary A. Simanson
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gary A. Simanson	President, Chief Executive Officer and Director	February 23, 2021
Gary A. Simanson	(Principal Executive Officer)

/s/ William A. Houlihan	Chief Financial Officer	February 23, 2021
William A. Houlihan	(Principal Financial and Accounting Officer)

/s/ David E. Mangum	Director	February 23, 2021
David E. Mangum

/s/ Robert Hartheimer	Director	February 23, 2021
Robert Hartheimer

/s/ Stewart J. Paperin	Director	February 23, 2021
Stewart J. Paperin

/s/ Allerd D. Stikker	Director	February 23, 2021
Allerd D. Stikker

/s/ Mary Anne Gillespie	Director	February 23, 2021
Mary Anne Gillespie