Form 10-K/A
period 2020-12-31
Thunder Bridge Acquisition II, LTD
filed 2021-05-04
CIK 1769318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Explanatory Note

As used in this Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2020 (the “Form 10-K/A”), the terms “Company”, “our” or “we” refer to Thunder Bridge Acquisition II, Ltd., a Cayman Islands exempted company

This Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2021 (the “Original Filing”). This Form 10-K/A is being filed to restate our audited financial statements for the fiscal year ended December 31, 2020 and for the Period from February 13, 2019 (Date of Inception) through December 31, 2019 and to make related revisions to certain other disclosures in the Original Filing. The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as a liability. As disclosed in the Company’s Current Report on Form 8-K filed on April 30, 2021, on April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 17,250,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 8,650,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity. In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

As a result of these factors described above, income (loss) and retained earnings (deficit) and shares subject to redemption were incorrectly stated amounts in our financial statements as of December 31, 2020 and 2019. The change in the redemption value of our Class A common shares subject to redemption will be reported on our statement of changes in shareholders’ equity (deficit). The effects on the December 31, 2020 and 2019 financial statements are as follows:

•	Understatement of liabilities by approximately $97.2 and $23.4 million, respectively;
•	Understatement of shares subject to redemption of approximately $17.8 and $16.2 million, respectively;
•	Overstatement of shareholders’ equity of approximately $115 and $ 39.6 million, respectively;
•	Understatement of net (loss) income by approximately $73.8 and $1.5 million, respectively;
•	Understatement of basic and diluted net (loss) income per share of $8.59 and $0.17, respectively.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position. See Note 10 to the financial statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

The following sections in the Original Filing are revised in this Form 10-K/A to reflect the restatement:

Part I – Item 1A – Risk Factors

Part II – Item 6 – Selected Financial Data

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8 – Financial Statements and Supplementary Data

Part II – Item 9A – Controls and Procedures

Part IV – Item 15 – Exhibits, Financial Statements and Schedules

In addition to the restatement discussed above, Management has taken the opportunity to update the biographies of the members of the Board of Directors found in Part III – Item 10 Directors, Executive Officers and Corporate Governance , for changes that have occurred since the filing of the Original Form 10-K.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We have issued 17,250,000 public warrants and, simultaneously with the closing of our initial public offering, we issued in a private placement, 8,650,000 private placement warrants. We are accounting for the warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

	At and For the Year Ended December 31, 2020	At and For the Period from February 13, 2019 (Date of Inception) through December 31, 2019
	(Restated)	(Restated)
Income Statement Data:
Loss from operations	$1,620,837	$379,352
Interest and other income	2,122,286	2,460,851
Change in fair value of warrant liability	(73,794,379)	1,538,409
Net (Loss) Income	$(73,292,930)	$3,619,908

Weighted average shares outstanding, basic and diluted (1)	8,625,000	8,437,500

(Loss) income available to ordinary shares:
Basic and diluted	$(8.74)	0.14

Cash Flow Data:
Net cash used in operating activities	$(663,852)	$(768,913)
Net cash used in investing activities	$-	$(345,000,000)
Net cash provided by financing activities	$300,000	$346,266,462

Balance Sheet Data:
Cash	$133,695	$497,549
Total assets	$349,776,163	$348,389,695
Total liabilities	$110,183,546	$35,504,147
Common stock subject to possible redemption	$349,583,138	$347,460,852
Total shareholders’ equity (deficit)	$(109,990,519)	$(34,575,303)

(1)	excludes an aggregate of up to 34,500,000 and 34,500,000 shares subject to redemption at December 31, 2020 and 2019, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations (Restated)

For the year ended December 31, 2020, we had a net loss of $73,292,930 and a loss from operations of $1,620,837, including a non-cash charge related to the change in the fair value of warrant liability of $73,794,379. For the period from February 13, 2019 (date of inception) through December 31, 2019, we had a net income of $3,619,908, and a loss from operations of $379,352, including a non-cash increase in the fair value of warrant liability of $1,538,409. Our entire activity from inception to August 13, 2019 was in preparation for our initial public offering. Since the consummation of our initial public offering through December 31, 2019, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

As of December 31, 2020, we have available to us $133,695 of cash on our balance sheet and working capital deficit of $97,915,519. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in our trust account are unavailable to fund operating expenses.

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

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Year Ended December 31, 2020	For the Period from February 13, 2019 (Date of Inception) through December 31, 2019
	(Restated)	(Restated)
Net (loss) income	$(73,292,930)	$3,619,908
Less: Income attributable to ordinary shares	(2,122,286)	(2,460,851)
Net (loss) income available to ordinary shares	$(75,415,216)	$1,159,057
Weighted average shares outstanding, basic and diluted	8,625,000	8,437,500

Basic and diluted net (loss) income per ordinary share	$(8.74)	$0.14

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Offering Cost

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to our initial public offering. Offering costs amounting to $19,483,537, of which $18,509,360 were charged to shareholders’ equity upon the completion of our initial public offering, with the balance expensed as a cost of the warrant liability.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Reference is made to pages F-1 through F-29 comprising a portion of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Thunder Bridge Acquisition II, Ltd.

Opinion on the financial statements

We have audited the accompanying balance sheets of Thunder Bridge Acquisition II, Ltd. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2020 and for the period from February 13, 2019 (inception) through December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from February 13, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of previously issued financial statements

As discussed in Note 10, the 2019 and 2020 financial statements have been restated to correct a misstatement.

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

Philadelphia, Pennsylvania

February 23, 2021 (except for the effect of the restatement disclosed in Note 10 and Note 11, as to which the date is May 3, 2021)

THUNDER BRIDGE ACQUISITION II, LTD.

BALANCE SHEETS

	December 31,
	2020	2019
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$133,695	$497,549
Prepaid expenses	59,330	431,294
Total current assets	193,025	928,843
Other assets
Cash and marketable securities held in Trust Account	349,583,138	347,460,852
Total assets	$349,776,163	$348,389,695

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$626,750	$41,731
Warrant liability	97,181,794	23,387,415
Promissory note payable - related party	300,000	-
Total current liabilities	98,108,544	23,429,146
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	110,183,544	35,504,146

Ordinary shares subject to possible redemption, 34,500,000 at December 31, 2020 and 2019, respectively, at redemption value	349,583,138	347,460,852

Shareholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption), at December 31, 2020 and 2019, respectively	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid in capital	-	-
Accumulated deficit	(109,991,382)	(34,576,166)
Total Shareholders’ Equity (Deficit)	(109,990,519)	(34,575,303)
	$349,776,163	$348,389,695

See accompanying notes to the financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2020	For the Period from February 13, 2019 (Date of Inception) through December 31, 2019
	(Restated)	(Restated)
Formation costs and other operating expenses	$1,620,837	$379,352
Loss from operations	(1,620,837)	(379,352)
Other Income:
Interest income	2,122,286	2,460,851
Change in fair value of warrant liability	(73,794,379)	1,538,409
Net (loss) income	$(73,292,930)	$3,619,908

Weighted average shares outstanding, basic and diluted (1)	8,625,000	8,437,500

Basic and diluted net (loss) income per ordinary share	$(8.74)	$0.14

(1)	excludes an aggregate of up to 34,500,000 and 34,500,000 shares subject to redemption at December 31, 2020 and 2019, respectively (See Note 8).

See accompanying notes to the financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Restated)

	Class A		Class B		Additional		Total
	Ordinary shares		Ordinary shares		Paid in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance - February 13, 2019 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Sale of Class B ordinary share to sponsor	-	-	8,625,000	863	24,137	-	25,000
Sale of 34,500,000 Units, net of underwriters discount and offering costs	34,500,000	3,450	-	-	309,237,190	-	309,240,640
Common stock subject to redemption	(34,500,000)	(3,450)	-	-	(309,261,327)	(38,196,074)	(347,460,851)
Net income	-	-	-	-	-	3,619,908	3,619,908
Balance - December 31, 2019	-	-	8,625,000	863	-	(34,576,166)	(34,575,303)
Common stock subject to redemption	-	-	-	-	-	(2,122,286)	(2,122,286)
Net loss	-	-	-	-	-	(73,292,930)	(73,292,930)
Balance - December 31, 2020	-	$-	8,625,000	$863	$-	$(109,991,382)	$(109,990,519)

See accompanying notes to the financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Period from February 13, 2019 (Date of Inception) through December 31, 2019
Cash flow from operating activities:
Net (loss) income	$(73,292,930)	$3,619,908
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(2,122,286)	(2,460,851)
Change in fair value of warrant liability	73,794,379	(1,538,409)
Changes in operating assets and liabilities:
Prepaid expenses	371,964	(431,294)
Accounts payable and accrued expenses	585,021	41,733
Net cash used in operating activities	(663,852)	(768,913)

Cash flow from investing activities:
Investment of cash in Trust Account	-	(345,000,000)

Cash flows from financing activities:
Proceeds from sale of Class B ordinary shares	-	25,000
Proceeds from sale of Units, net of underwriting discounts paid	-	338,100,000
Proceeds from sale of private placement warrants	-	8,650,000
Proceeds from promissory note - related party	300,000	277,000
Repayment of promissory note - related party	-	(277,000)
Payment of deferred offering costs	-	(508,538)
Net cash provided by financing activities	300,000	346,266,462
Net change in cash	(363,852)	497,549
Cash at the beginning of the period	497,549	-
Cash at the end of the period	$133,697	$497,549

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

Loss Per Ordinary Share (Restated)

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

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Year Ended December 31, 2020	For the Period from February 13, 2019 (Date of Inception) through December 31, 2019
	(Restated)	(Restated)
Net (loss) income	$(73,292,930)	$3,619,908
Less: Income attributable to ordinary shares	(2,122,286)	(2,460,851)
Net (loss) income available to ordinary shares	$(75415,216)	$1,159,057

Weighted average shares outstanding, basic and diluted	8,625,000	8,437,500

Basic and diluted net (loss) income per ordinary share	$(8.74)	$0.14

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

Offering costs (restated)

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to our initial public offering. Offering costs amounting to $19,483,537, of which $18,509,360 were charged to shareholders’ equity upon the completion of our initial public offering, with the balance expensed as a cost of the warrant liability.

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

Fair Value Measurements (restated)

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of December 31, 2020 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Share and one-half redeemable Warrant. Each whole warrant (“Public Warrant”) entitles the holder to purchase one Class A Share at a price of $11.50 per share (See Note 8).

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

Note 5 — Related Party Transactions

Founder Shares

On February 19, 2019, an aggregate 8,625,000 Class B Shares (the “Founder Shares”) were sold to the Sponsor at a price of approximately $0.003 per share, for an aggregate price of $25,000. This number included an aggregate of up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full by the Underwriters in order to maintain the Initial Shareholders’ ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Initial Public Offering. The Underwriters exercised their over-allotment option in full so none of the Founder Shares were forfeited. The Founder Shares are identical to the Class A Shares included in the Units being sold in the Initial Public Offering, except that the Founder Shares (i) have the voting rights described in Note 8, (ii) are subject to certain transfer restrictions described below and (iii) are convertible into Class A Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein. The Founder Shares may not be transferred, assigned or sold until the earlier of (i) one year after the completion of the Business Combination and (ii) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the Business Combination that results in all of the Public Shareholders having the right to exchange their Class A Shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of the Class A Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

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

Note 7 — Warrant Liability (Restated)

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

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 7 — Warrant Liability (Restated) (cont.)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At December 31, 2020 and 2019, there were 17,250,000 whole public warrants and 8,650,000 private placement warrants outstanding, respectively, with a fair value of $97,1891,794 and 23,387,415, respectively.

The Company accounts for the 17,250,000 warrants issued in connection with the Initial Public Offering and the 8,650,000 Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A common stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercises the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock, and (ii) in all other cases, the volume weighted average price of the common stock as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 7 — Warrant Liability (Restated) (cont.)

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Proposed Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 8 — Shareholders’ Equity (Restated)

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

At December 31, 2020 and 2019, there were 0 and 0 Class A Shares issued and outstanding, (excluding 34,500,000 and 34,500,000 Class A shares subject to possible redemption), and there were 8,625,000 Class B Shares issued and outstanding, respectively.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 8 — Shareholders’ Equity (Restated) (cont.)

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

Note 9 — Business Combination

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

Note 9 — Business Combination (cont.)

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

Note 9 — Business Combination (cont.)

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

Note 9 — Business Combination (cont.)

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

Note 9 — Business Combination (cont.)

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

Note 9 — Business Combination (cont.)

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

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 10 — Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of August 8, 2019, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 17,250,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 8,650,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”, which are discussed in Note 3, Note 4, Note 5 and Note 7). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from February 13, 2019 (date of inception) through December 31, 2019, as previously reported in its Form 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 10 — Restatement of Previously Issued Financial Statements (cont.)

	As Previously
	Reported	Adjustment	As restated
Balance sheet as of December 31, 2020
Warrant liability	$-	$97,181,794	$97,181,794
Total liabilities	13,001,751	97,181,794	110,183,545
Ordinary shares subject to possible redemption (1)	297,763,661	51,819,477	349,583,138
Class A ordinary shares	175	(175)	-
Additional paid in capital	2,416,020	(2,416,020)	-
Retained earnings (accumulated deficit)	2,582,948	(112,574,330)	(109,991,382)

Balance sheet as of December 31, 2019
Warrant liability	$-	$23,387,415	$23,387,415
Total liabilities	12,116,731	23,387,415	35,504,146
Ordinary shares subject to possible redemption (1)	331,272,961	16,187,891	347,460,852
Class A ordinary shares	162	(162)	-
Additional paid in capital	2,917,448	(2,917,448)	-
Retained earnings (accumulated deficit)	2,081,499	(36,657,665)	(34,576,166)

(1) Class A ordinary shares subject to possible redemption as Previously Reported as of December 31, 2020 and 2019 were 32,751,669 and 32,897,017, that are Adjusted by 1,748,331 and 1,602,983, respectively and are As Restated at 34,500,000 and 34,500,000, respectively.

Statement of Operations for the year ended December 31, 2020
Change in warrant liability	$-	$(73,794,379)	$(73,794,379)
Net income (loss)	501,449	(73,794,379)	73,292,930)
Basic and diluted weighted average shares outstanding	10,247,054	(1,622,054)	8,625,000
Basic and diluted net loss per share	(0.15)	(8.59)	(8.74)

Statement of Operations for the Period from February 13, 2019 (Date of Inception) through December 31, 2019
Change in warrant liability	$-	$1,538,409	$1,538,409
Net income (loss)	2,081,499	1,538,409	3,619,908
Basic and diluted weighted average shares outstanding	9,142,764	(705,264)	8,437,500
Basic and diluted net (loss) income per share	(0.03)	0.17	0.14

Statement of Cash Flows for the Year Ended December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$501,449	$(73,794,379)	$(73,292,930)
Change in fair value of warrant liability	-	73,794,379	73,794,379

Statement of Cash Flows for the Period from February 13, 2019 (Date of Inception) through December 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$-	$1,538,409	$1,538,409
Change in fair value of warrant liability	-	(1,538,409)	(1,538,409)

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 11 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2020	2019
Liabilities:
Private Placement Warrants (1)	2	33,443,044	7,862,415
Public Warrants (1)	1	63,738,750	15,525,000

(1)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Warrants on August 9, 2019, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), and (ii) the sale of Private Placement Warrants, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

August 9,
Input	2019
Risk-free interest rate	1.64%
Expected term (years)	6.72
Expected Volatility	14%
Exercise Price	$11.50
Stock price	$9.50

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the 6.72 year yield the yield on the U.S. Treasury notes as of the Valuation Date that matched the time period to DeSPAC as of each Valuation Date.

●	The expected term was simulated out daily over the expected remaining life of the Public Warrants. The specific remaining life was based on Management’s estimated time to DeSPAC as well as the five-year contractual period that begins once the transaction closes.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one Class A ordinary share and one-half of one Public Warrant, represents the closing price on the measurement date as observed from the ticker THRB . Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model.

Therefore, the resulting valuations for the two classes of Warrants were determined to be equal. On August 9, 2019, the Private Placement Warrants and Public Warrants were determined to be $1.57 per warrant for aggregate values of $12.6 million and $31.6 million, respectively.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 11 — FAIR VALUE MEASUREMENTS (restated) (cont.)

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker THRB . As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of December 31, 2020 and 2019, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $97.2 million and $23.4 million, respectively, based on the closing price of THBR on that date of $13.22 and $9.95, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities

Fair value as of February 13, 2019	$-	$-	$-
Initial Measurement on August 9, 2019	9,175,984	17,250,000	26,425,984
Change in valuation inputs or other assumptions (1)(2)	(1,313,569)	(1,725,000)	(3,038,569)
Fair value as of December 31, 2019	7,862,415	15,525,000	23,387,415
Change in valuation inputs or other assumptions (1)(2)	25,580,629	48,213,750	73,794,379
Fair value as of December 31, 2020	$33,443,044	$63,738,750	$97,181,794

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $23.4 million during the period from August 9, 2019 through December 31, 2019.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 12 — Quarterly Financial Information (Unaudited)

The following tables are a summary of certain quarterly financial data for the year ended December 31, 2020 and for the period from February 13, 2019 (Date of Inception) through December 31, 2019.

	2020
	4th Quarter (As restated)	3rd Quarter (As restated)	2nd Quarter (As restated)	1st Quarter (As restated)

Formation costs and other operating expenses	$1,080,155	$148,871	$153,264	$238,549
Loss from operations	(1,080,155)	(148,871)	(153,264)	(238,549)
Other Income:
Interest income	8,812	8,812	87,114	2,017,548
Change in fair value of warrant liability (2)	(62,099,708)	2,826,228	(19,520,931)	5,000,031
Net (loss) income	$(63,171,051)	$2,686,169	$(19,587,081)	$6,779,030
Weighted average shares outstanding, basic and diluted (1)	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net (loss) income per ordinary share	$(7.33)	$0.31	$(2.28)	$0.55

(1)	Excludes an aggregate of up to 34,500,000 shares subject to redemption at December 31, 2020.
(2)	As restated amount includes change in fair value of warrant liability of ($62,099,708), 2,826,228, ($19,520,931) and $5,000,031 in the 4th, 3rd, 2nd, and 1st Quarters, respectively.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 12 — Quarterly Financial Information (Unaudited) (cont.)

	2020
	4th Quarter (As restated)	3rd Quarter (As restated)	2nd Quarter (As restated)	1st Quarter (As restated)

ASSETS
Current assets
Cash and cash equivalents	$133,697	$217,982	$272,257	$304,208
Prepaid expenses	59,330	341,445	370,443	403,712
Total current assets	193,027	559,427	642,700	707,920
Other assets
Cash and marketable securities held in Trust Account	349,583,138	349,574,326	349,565,514	349,478,401
Deferred offering costs	-	-	-	-
Total assets	$349,776,165	$350,133,753	$350,208,214	$350,186,321

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$626,752	$12,998	$147,400	$59,356
Promissory note payable	-	-	-	-
Warrant liability (1)	97,181,794	35,082,086	37,908,314	18,387,385
Promissory note payable - related party	300,000	200,000	-	-
Total current liabilities	98,108,546	35,295,084	38,055,714	18,446,741
Deferred underwriting fee payable	12,075,000	12,075,000	12,075,000	12,075,000
Total Liabilities	110,183,546	47,370,084	50,130,714	30,521,741

Ordinary shares subject to possible redemption (2)	349,583,138	349,574,326	349,565,514	349,478,401

Shareholders' Equity (Deficit)
Preferred shares, $0.0001 par value; 1,000,000 shares	-	-	-	-
Class A ordinary shares, $0.0001 par value; (3)	-	-	-	-
Class B ordinary shares, $0.0001 par value;	863	863	863	863
Additional paid in capital (4)	-	-	-	-
(Accumulated Deficit) (5)	(109,991,382)	(46,811,520)	(49,488,877)	(29,814,684)
Total Shareholders' Equity (Deficit)	(109,990,519)	(46,810,657)	(49,488,014)	(29,813,821)
	$349,776,165	$350,133,753	$350,208,214	$350,186,321

(1)	As restated amount includes and additional $97,181,794, 35,082,086, $37,908,314, and 18,387,385 for the 4th, 3rd, 2nd and 1st quarters, respectively.
(2)	As restated amount includes an increase of $17,808,732, $16,728,581, $16,579,701 and $16,426,469 for the 4th, 3rd, 2nd and 1st quarters, respectively.
(3)	As restated amount includes a decrease of $175, $164, $163 and $162 for the 4th, 3rd, 2nd and 1st quarters, respectively.
(4)	As restated amount includes a decrease of $2,416,019, $1,344,692, 1,204,624 and $1,138,477 for the 4th, 3rd, 2nd and 1st quarters, respectively.
(5)	As restated amount includes a decrease of $112,574,331, $50,465,812, $53,283,227 and $33,675,185 for the 4th, 3rd, 2nd and 1st quarters, respectively.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 12 — Quarterly Financial Information (Unaudited) (cont.)

	2019
	4th Quarter (As restated)	3rd Quarter (As restated)	2nd Quarter	For the Period from February 13, 2019 (Date of Inception) through March 31, 2019

Formation costs and other operating expenses	$200,824	$147,173	$26,355	$5,000
Loss from operations	(200,824)	(147,173)	(26,355)	(5,000)
Other Income:
Interest income	1,593,683	867,168	-	-
Change in fair value of warrant liability (2)	3,494,207	(1,955,798)	-	-
Net (loss) income	$4,887,066	$(1,235,803)	$(26,355)	$(5,000)
Weighted average shares outstanding, basic and diluted (1)	8,625,000	8,625,000	6,382,980	6,382,980
Basic and diluted net (loss) income per ordinary share	$0.38	$(0.24)	$-	$-

(1)	Excludes an aggregate of up to 34,500,000 shares subject to redemption at December 31, 2020
(2)	As restated amount includes change in fair value of warrant liability of $3,494207 and ($1,955,798) in Quarters 4 and 3, respectively

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 12 — Quarterly Financial Information (Unaudited)

	2019
	4th Quarter (As restated)	3rd Quarter (As restated)	August 13, 2019

ASSETS
Current assets
Cash and cash equivalents	$497,549	$944,979	$1,036,349
Prepaid expenses	431,294	168,309	179,900
Total current assets	928,843	1,113,288	1,216,249
Other assets
Cash and marketable securities held in Trust Account	347,460,852	345,867,168	345,000,000
Deferred offering costs	-	-	-
Total assets	$348,389,695	$346,980,456	$346,216,249

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$41,731	$25,353	$0
Warrant liability (1)	23,387,415	26,881,621	26,425,984
Total current liabilities	23,429,146	26,906,974	26,425,984
Deferred underwriting fee payable	12,075,000	12,075,000	12,075,000
Total Liabilities	35,504,146	38,981,974	38,500,984

Ordinary shares subject to possible redemption (2)	347,460,852	345,867,168	345,000,000

Shareholders' Equity (Deficit)
Preferred shares, $0.0001 par value; 1,000,000 shares	-	-	-
Class A ordinary shares, $0.0001 par value; (3)	-	-	-
Class B ordinary shares, $0.0001 par value;	863	863	863
Additional paid in capital (4)	-	-	-
(Accumulated Deficit) (5)	(34,576,166)	(37,869,549)	(37,285,598)
Total Shareholders' Equity (Deficit)	(34,575,303)	(37,868,686)	(37,284,735)
	$348,389,695	$346,980,456	$346,216,249

(1)	As restated amount includes and additional $97,181,794, 35,082,086, $37,908,314, and 18,387,385 for the 4th, 3rd, 2nd and 1st quarters, respectively.
(2)	As restate amount includes an increase of $17,808,732, $16,728,581, $16,579,701 and $16,426,469 for the 4th, 3rd, 2nd and 1st quarters, respectively.
(3)	As restated amount includes a decrease of 160, 162 and 159 or the 4th and 3rd quarters and on August 13, 2019
(4)	As restated amount includes a decrease of $2,917,479, 4,310,339 and $5,049,201 or the 4th and 3rd quarters and on August 13, 2019
(5)	As restated amount includes a decrease of $36,657,666, $38,558,188 and $37,235,353 for the 4th and 3rd quarters and on August 13, 2019

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. We have identified a material weakness in our internal control over financial reporting. The material weakness was due to management’s review of the of the accounting treatment for the warrants issued in the initial public offering and sold in the concurrent private placement. Management’s review was insufficient to identify a classification error that led to our restatement of our financial statements, as described in Note 10 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis

Management’s Report on Internal Controls over Financial Reporting

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

Gary A. Simanson has been our President, Chief Executive Officer and a director since our inception. Mr. Simanson is founder of Thunder Bridge Capital, LLC and has served as its Chief Executive Officer since 2017. In addition to serving in that capacity, Mr. Simanson serves as head of its Investment Committee, Credit Committee, Enterprise Risk Committee, Loan Review and other executive committees and is responsible for sourcing and establishing strategic loan asset purchase relationships and equity opportunities within the financial services and FinTech industries. Since August 2020, Mr. Simanson has been the President, Chief Executive Officer and a director of Thunder Bridge Capital Partners III Inc., a blank check company. From 2018 to 2019 he was an officer and director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. From 2015 through June 2017, Mr. Simanson founded and managed Endeavor Capital Management, L.L.C., Endeavor Capital Advisors, L.L.C., Endeavor Capital Fund, LP, and Endeavor Equity Fund, LP (collectively, “Endeavor”), targeting debt and equity investments in the marketplace lending industry. Prior to founding Endeavor, Mr. Simanson served as an advisor and then as a Director, President and Chief Executive Officer of First Avenue National Bank from 2013 to 2015, restructuring its balance sheet, lending practices, underwriting procedures, special credits, ALCO, corporate governance, enterprise risk, IT, retail delivery, and achieving strong regulatory results. He has been Managing Director of First Capital Group, L.L.C., an investment banking advisory firm specializing in the financial industry and bank mergers and acquisitions, strategic planning, capital raising and enterprise risk management from 1997 to the present. In such capacity, Mr. Simanson has both initiated and advised on bank mergers and acquisitions, capital raising transactions, enterprise risks and strategic initiatives around the country and has spoken nationally and internationally on enterprise risk, bank mergers and acquisitions, and also on the emerging marketplace lending and global FinTech industry, including the uses of blockchain for international asset selection and verification and income stream allocation and treasury management. Mr. Simanson previously served as the financial expert for the Audit Committee and as a member of the board of directors of First Guaranty Bancshares, Inc., with $1.4 billion in assets, and its wholly-owned subsidiary First Guaranty Bank; and as a Senior Advisor to the Chairman of Alpine Capital Bank and its related companies, operating in the commercial banking, investment advisory, merchant banking and portfolio investment areas. He was Founder, Vice Chairman and Chief Strategic Officer of Community Bankers Trust Corporation, a $1.2 billion in assets bank holding company for Essex Bank (NASDAQ NMS “ESXB”) and previously served as its President, Chief Executive and Chief Financial Officer, and as a Director since its inception in 2005 to 2011, overseeing its public offering in 2006 as a special purpose acquisition company, Community Bankers Acquisition Corp, its bank acquisitions and shareholder reformulation in 2008, and its failed bank acquisitions from the FDIC in 2008 and 2009. In addition to serving as managing director of First Capital Group, Mr. Simanson also served as Senior Vice President concentrating in bank mergers and acquisitions and capital markets with FTN Financial Capital Markets, a wholly owned investment banking and financial services subsidiary of First Horizon National Corporation (NYSE: FHS) from 1998 to 1999. From 1992 to 1995, Mr. Simanson was Associate General Counsel at Union Planters Corporation, then a NYSE-traded bank holding company (presently Regions Financial Corporation (NYSE: RF)), where his duties included the negotiation and preparation of all bank merger and acquisition transaction documents, transaction due diligence, member of integration committee, preparation of all regulatory filings, registration statements and other securities filings and other bank regulatory matters. From 1989 to 1992, he was a practicing attorney, beginning his career with Milbank, Tweed, Hadley & McCloy, LLP, specializing in the securities, bank regulatory and bank merger and acquisition areas. Mr. Simanson is licensed to practice law in the states of New York and Colorado. Mr. Simanson received his B.A. degree, majoring in Economics, from George Washington University. He earned his M.B.A., majoring in Finance, from George Washington University and holds a J.D. from Vanderbilt University. Mr. Simanson is well-qualified to serve as a member of our Board of Directors due to his extensive banking, financial and advisory experience.

William “Bill” A. Houlihan has been our Chief Financial Officer since August 2019. Since 2020 he has been an executive officer of Thunder Bridge Capital Partners III Inc., a blank check company. From 2018 to 2019 he was an officer of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. He has served since 2012 as a director and audit committee chairman for MAXEX, LLC, a privately-owned residential mortgage loan trading business. He has served since 2009 as a director and financial expert on the audit committee of First Physicians Capital Group, or FPCG, a privately-owned health care investment company, which was registered with the SEC prior to completion of a going-private transaction in 2015, from 2013 to 2014 as non-executive chairman of its board of directors and since 2013 as the chairman of its audit committee. Since 2013 he has served as a director and Audit Committee Chairman of Lument Finance Trust (NYSE: LFT), a mortgage REIT. He served from 2013 to 2015 as lead independent director and chairman of the audit committee of Tiptree, Inc. (PINX:TIPTL), or Tiptree, a financial services holding company; and from 2010 to 2013 as lead independent director and chairman of the audit committee for Care Investment Trust (OTCQX: CVTR), a healthcare REIT which merged with Tiptree in 2013. From 2003 to 2010, he was a director of SNL Financial, a privately owned financial information company, and in addition, from 1998 to 2012 he was a director and shareholder of a family-owned commercial real estate investment partnership. He served from 2013 to 2014 as the chief financial officer for Amalgamated Bank, a privately-owned bank. From 2001 through 2008, Mr. Houlihan was a private investor while he served as transitional Chief Financial Officer for several distressed financial services companies: Sixth Gear, Inc. from 2007 to 2008; Sedgwick Claims Management Services from 2006 until 2007; Metris Companies from 2004 to 2006; and Hudson United Bancorp from 2001 to 2003. From 1981 until 2000, and for short-term periods in 2004 and 2007, Mr. Houlihan worked for a number of investment banking companies, including Goldman Sachs (NYSE: GS), Bear Stearns, Keefe Bruyette & Woods, J.P. Morgan (NYSE:JPM), and UBS (NYSE:UBS). He also held several auditing and accounting positions from 1977 through 1981. In addition he was licensed as a Certified Public Accountant, but his license is currently inactive. Since 2017 has been an adjunct professor for the Feliciano School of Business at Montclair State University. On March 13, 2015, Mr. Houlihan settled an administrative proceeding brought by the SEC regarding his alleged failure to file on a timely basis required Schedule 13D amendments and Section 16(a) reports relating to his beneficial ownership of securities of FPCG. Mr. Houlihan is a member of the board of directors of FPCG and a greater than 10% beneficial owner of FPCG securities. In the settlement, Mr. Houlihan did not admit or deny the SEC’s allegations, consented to the entry of a cease and desist order requiring him not to cause any violation of Sections 13(d)(2) and 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and agreed to pay a civil penalty of $15,000 to the SEC. Mr. Houlihan received a B.S., magna cum laude, in Accounting from Manhattan College and received his M.B.A. in Finance from New York University Graduate School of Business.

John Wu has been our Chief Investment Officer since August 2019. Mr. Wu is a seasoned entrepreneur and alternative investment executive with over twenty years of experience investing in technology, media, telecom, and FinTech companies. He has a track record in long/short equity investing in developed and emerging markets. In addition, he has experience investing in macro assets as well as structuring derivative products and developing risk management tools. From 2018 to 2019 he was an officer of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Currently, Mr. Wu is Chief Executive Officer of Trellis Software, a SaaS company in the alternative space. From 2018 to 2019, Mr. Wu served as the Chief Executive Officer of the Digital Assets Group of SharesPost, overseeing its expansion into digital securities and building an ecosystem around its technology and compliance platform. SharesPost provides global liquidity for private growth company securities, allowing issuers and investors to use its existing Alternative Trading System to invest and trade in aftermarket digital securities in compliance with U.S. laws and regulations. Mr. Wu also serves as the Chief Executive Officer and Portfolio Manager of SEGO, LLC, a family office investment firm, since 2014. Previously, Mr. Wu was Managing Partner and Founder of Sureview Capital, a global multisector long-short equity hedge fund, from 2010 to 2014. While at Sureview Capital, he secured a strategic investment from The Blackstone Group and raised approximately $400million in AUM from global institutions. Immediately prior to forming Sureview, Mr. Wu was at Kingdon Capital, a long-short hedge fund, from 2004 to 2010. At Kingdon, he was a Portfolio Manager, responsible for investing in a cross-section of industries within technology, media, telecom, consumer discretionary, business services, and FinTech. Mr. Wu was a Portfolio Manager of Weiss Multi-Strategy Advisers LLC, an asset management firm, from 2015 to 2017. Mr. Wu started his hedge fund career in 1992 at Tiger Management where he spent four years as a macro analyst and trader. He received an M.B.A. from Harvard Business School and a B.S. in Economics from Cornell University.

David E. Mangum has been one of our Directors since August 2019. Mr. Mangum is a Senior Advisor at General Atlantic, a leading global growth equity firm. Since February 2021, he has been a director of Thunder Bridge Capital Partners III Inc., a blank check company. From 2014 until September 2018, he was President and Chief Operating Officer of Global Payments, Inc., (NYSE:GPN), a global payment technology and software company. During this time he helped lead the transformation of the company from a payment processor to a technology services and software company; prior to this he served in increasingly senior roles at Global Payments, including as Senior Executive Vice President and Chief Financial Officer from 2011 to 2014 and Executive Vice President and Chief Financial Officer from 2008 to 2011. Before this, from 2007 to 2008, he served as Executive Vice President, Fiserv Corp. (NASDAQ:FISV), a financial services technology provider which acquired CheckFree Corporation, provider of financial electronic commerce solutions in 2007. During this time, Mr. Mangum co-led the strategic integration process of CheckFree Corporation into Fiserv Corp. Prior to this acquisition, Mr. Mangum had been Executive Vice President and Chief Financial Officer of CheckFree Corporation (NASDAQ:CKFR) from 2000 to 2007 and its Senior Vice President, Finance and Accounting, from 1999 to 2000. There, he helped direct finance and administrative activities including M&A, investor relations, internal audit and enterprise risk management. Mr. Mangum received his B.A. from Carleton College. We believe that Mr. Mangum is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry as well as broad operational and public company experience.

Mary Anne Gillespie has been one of our Directors since August 2019. Since February 2021, Ms. Gillespie has been a director of Thunder Bridge Capital Partners III Inc., a blank check company. She is currently a consultant in the “insuretech” industry, and previously served as the Executive Vice President of Sales/Product Marketing at EIS Group, a provider of digital-ready, customer-centered core insurance systems, since 2019. From 2018 to 2019 she was an officer, and then a director, of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. She has 36 years of multichannel customer engagement experience. She has executed sales strategies and market growth in national and global territories for companies ranging from start-up to $9 billion in revenue across a broad range of industries. Ms. Gillespie previously served as Executive Vice President at TAS Group, a provider of software solutions for electronic money, payment systems, capital markets and ERP, from 2011 to 2012 and Vice President of Merchant Sales at PayPal (NASDAQ: PYPL) from 2007 to 2009. Prior to those positions, she was Vice President of Sales at Guidewire Software, a software publisher, from 2005 to 2007. Earlier, she worked in several roles at Oracle Corporation (NYSE:ORCL) leading to Senior Vice President of Sales. Ms. Gillespie received an M.B.A. degree from the University of New Hampshire and a B.A. degree from Saint Mary’s College in Notre Dame, Indiana. We believe that Ms. Gillespie is well-qualified to serve on our board because she brings to it her extensive experience sales, marketing and customer engagement.

Robert Hartheimer has been one of our Directors since August 2019. Since February 2021, Mr. Hartheimer has been a director of Thunder Bridge Capital Partners III Inc., a blank check company. From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider; upon such consummation, Mr. Hartheimer remained with the combined company, Repay Holdings Corporation (NASDAQ:RPAY) as a Director and Chairman of Repay’s Audit Committee. Mr. Hartheimer has been an Independent Director of CardWorks, a privately held consumer lender and credit card servicer since 2017. In 2020, Mr. Hartheimer became an Organizer and Director Nominee of Monzo US in its application for a US National Bank Charter. Monzo US is an affiliate of Monzo UK, a challenger bank with over four million customers. In addition to his active board roles Mr. Hartheimer provides senior-level consulting services to banks, investment firms and financial services companies on financial, regulatory, strategic and governance matters, since 2008. Mr. Hartheimer was Co-Founder and Chief Regulatory Officer of CreditStacks aka Jasper, a fintech credit card originator from 2016 to 2020; Managing Director at Promontory Financial Group, a bank regulatory consulting firm from 2002 to 2008; Director of the Division of Resolutions of the Federal Deposit Insurance Corporation, where he and a small team created the division to analyze and sell failed banks from 1991 to 1996. He went on to serve as the Director of that division. Mr. Hartheimer’s other past positions include senior roles at investment banks, including Merrill Lynch, Smith Barney and Friedman Billings Ramsey. Mr. Hartheimer previously served on five Boards of directors: Lending Club Asset Management, an investment management subsidiary of Lending Club (NYSE: LC) from 2016 to 2019; Higher One Holdings (NYSE: ONE) a payments company from 2012 to 2016 where he served as Chairman of the Risk Committee; Sterling Financial Corporation and Sterling Bank (NASDAQ: STSA) a recapitalized regional bank in the State of Washington from 2010 to 2014; the three E*Trade Banks from 2005 to 2008, where he served as Chairman of the Audit Committee for such bank banks for part of his tenure; and Merrick Bank, a Utah-based credit card bank, from 1997 to 2003, where he served as Chairman of its Audit Committee. Mr. Hartheimer received his B.A. from Hamilton College and his M.B.A. from The Wharton School of the University of Pennsylvania. We believe that Mr. Hartheimer is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Stewart J. Paperin has been one of our Directors since August 2019. Since February 2021, Mr. Paperin has been a director of Thunder Bridge Capital Partners III Inc., a blank check company. From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Mr. Paperin currently serves as the managing member of Leopard Rock Property Group, a real property development and investment firm located in Los Angeles and San Diego, California. Mr. Paperin served as Executive Vice President of the Soros Foundation, a worldwide private philanthropic foundation, from 1996 to 2013, where he oversaw financial, administrative and economic development activities. From 1996 to 2005, Mr. Paperin served as a Senior Advisor and portfolio manager for Soros Fund Management LLC, a financial services company, and from 2005 to 2014, he served as a consultant to Soros Fund Management LLC. From 1996 to 2007, Mr. Paperin served as a Director of Penn Octane Corporation (NASDAQ: POCC), a company engaged in the purchase, transportation and sale of liquefied petroleum gas. Prior to joining the Soros organizations, Mr. Paperin served as President of Brooke Group International, an investment firm concentrated on the former Soviet Union, from 1990 to 1993, and as Senior Vice President and Chief Financial Officer of Western Union Corporation, a provider of money transfer and message services, which was controlled by Brooke Group, from 1988 to 1990. Prior to Western Union Corporation, Mr. Paperin served as Chief Financial Officer of Timeplex Corporation, a telecommunications equipment provider, from 1986 to 1988 and of Datapoint Corporation, a computer equipment manufacturer, from 1985 to 1986. Prior to Datapoint Corporation, Mr. Paperin served as a financial officer of Pepsico Corporation (NYSE: PEP) from 1980 to 1985 and as a management consultant at Cresap McCormick & Paget from 1975 to 1980. Mr. Paperin has been a director of ARMOUR REIT since 2009. Mr. Paperin served as a member of Enterprise’s Board of Directors, ARMOUR’s predecessor from its inception in 2007 to its merger with ARMOUR in 2009. Mr. Paperin was also a director of JAVELIN from 2012 until the merger in 2016. Mr. Paperin also served as a member of the Board of Directors of Community Bankers Acquisition Corp., a blank check company formed to acquire an operating business in the banking industry (NYSE MKT LLC: BTC). In May 2016, Mr. Paperin was named as a defendant in his capacity as a former director of JAVELIN, together with all other directors, in a consolidated class action filed in the Circuit Court for Baltimore City, Maryland, alleging, among other claims, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and waste in connection with JAVELIN’s merger with ARMOUR and related transactions (the “JAVELIN Transactions”). The plaintiffs in the case were seeking equitable relief, including, among other relief, to enjoin consummation of the JAVELIN Transactions, or rescind or unwind the JAVELIN Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. On June 27, 2016, the defendants in the case filed a motion to dismiss the complaint for failing to state a claim upon which relief can be granted. A hearing was held on the motion on March 3, 2017. In the two-year period since the hearing date, the court has not issued an order on the motion to dismiss. Mr. Paperin holds an M.S. in Management, and a B.A. in Economics Management from the State University of New York at Binghamton, and was awarded an Honorary Doctor of Humane Letters by the State University of New York. We believe that Mr. Paperin is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Allerd D. Stikker has been one of our Directors since August 2019. Since February 2021, Mr. Stikker has been a director of Thunder Bridge Capital Partners III Inc., a blank check company. From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Mr. Stikker started his career as a banking consultant in the United States. After moving back to Europe, he became active within the oil and gas sector and was subsequently employed in the financial services sector as Chief Financial Officer for IMC B.V. After a sabbatical period, he joined the BXR Group, an international private investment group, in 2008 as Chief Financial Officer with responsibility for its real estate division and served as Chief Operating Officer of BXR Group from 2011 until 2014. He was the Chief Executive Officer of BXR Group from 2014 until 2018. Currently, Mr. Stikker serves as advisor to BXR Group. During his tenure at BXR, Mr. Stikker served on numerous boards and in many occasions as chairman, such as Green Gas International, a methane processor, Advanced World Transport, a railway transporter in Eastern Europe, Tower Group A/S, a real estate investor in the German residential market and BXR Group BV, the entity within BXR that makes all major decisions. Mr. Stikker has an M.B.A. and a B.A. in Business Administration from George Washington University. We believe that Mr. Stikker is well-qualified to serve on our board due to his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Senior Special Advisor

Peter “Pete” J. Kight is our senior special advisor. Since 2020, he has been a senior special advisor of Thunder Bridge Capital Partners III, Inc. From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider; upon such consummation, Mr. Kight remained with the combined company, Repay Holdings Corporation (NASDAQ:RPAY) as chairman of the board of directors. Mr. Kight has 34 years of industry experience. He has been an Angel Investor and Advisor to Commerce Ventures, a Silicon Valley-based venture capital firm focused on investing in innovations in the retail and financial services industries since 2012. Mr. Kight previously served as a Co-Chairman and Managing Partner at Comvest Partners, a mid-market private investment firm, from 2010 to 2013. He was the Founder, Chairman, and Chief Executive Officer of CheckFree Corporation (NASDAQ: CKFR), a provider of financial services technology, from 1981 until it was acquired by Fiserv (NASDAQ: FISV) in 2007. Mr. Kight then served as director of Fiserv following Fiserv’s acquisition of CheckFree from 2007 to 2012 (including vice chairman from 2007 to 2010). He is a board member of Bill.com Holdings, Inc. (NYSE:BILL), a provider of software that digitizes and automates back-office financial operations. Mr. Kight previously served on the boards of directors of Blackbaud (NASDAQ: BLKB), a supplier of software and services specifically designed for nonprofit organizations, from 2014 to 2020,Huntington Bancshares Incorporated (NASDAQ: HBAN), a regional bank holding company, from 2012 to 2020, Akamai Technologies, Inc. (NASDAQ GS: AKAM), a distributor of computing solutions and services, from 2004 to 2012, and Manhattan Associates, Inc., (NASDAQ: MANH) a provider of supply chain planning and execution solutions, from 2007 to 2011 Mr. Kight holds more than a dozen patents and publications for electronic banking and payment systems.

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

All Other Fees. We paid GT $360,400 for other services for the year ended December 31, 2020 and $0 for the period from February 13, 2019 (date of inception) to December 31, 2019 for due diligence services in connection with the business combination.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 3, 2021	Thunder Bridge Acquisition II, Ltd.

	By:	/s/ Gary A. Simanson
	Name:	Gary A. Simanson
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gary A. Simanson	President, Chief Executive Officer and Director	May, 3, 2021
Gary A. Simanson	(Principal Executive Officer)

/s/ William A. Houlihan	Chief Financial Officer	May 3, 2021
William A. Houlihan	(Principal Financial and Accounting Officer)

/s/ David E. Mangum	Director	May 3, 2021
David E. Mangum

/s/ Robert Hartheimer	Director	May 3, 2021
Robert Hartheimer

/s/ Stewart J. Paperin	Director	May 3, 2021
Stewart J. Paperin

/s/ Allerd D. Stikker	Director	May 3, 2021
Allerd D. Stikker

/s/ Mary Anne Gillespie	Director	May 3, 2021
Mary Anne Gillespie