Form 10-Q
period 2021-03-31
Thunder Bridge Acquisition II, LTD
filed 2021-05-17
CIK 1769318

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 34,500,000 shares of the Company’s Class A ordinary shares, par value $0.0001(the “Class A Shares”) and 8,625,000 of the Company’s Class B ordinary shares, par value $0.0001 issued and outstanding (the “Class B Shares”).

THUNDER BRIDGE ACQUISITION II, LTD.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$75,728	$133,695
Prepaid expenses	93,063	59,330
Total current assets	168,791	193,025
Other assets
Cash and marketable securities held in Trust Account	349,591,759	349,583,138
Total assets	$349,760,550	$349,776,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,033,032	$626,750
Warrant liability	57,614,968	97,181,794
Promissory note payable - related party	937,407	300,000
Total current liabilities	59,585,407	98,108,544
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	71,660,407	110,183,544

Ordinary shares subject to possible redemption, 34,500,000, at December 31, 2020 and 2019, respectively, at redemption value	349,591,759	349,583,138

Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption), at December 31, 2020 and 2019, respectively	-	-

Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863

Additional paid in capital	-	-

Accumulated Deficit	(71,492,479)	(109,991,382)
Total Shareholders’ Equity	(71,491,616)	(109,990,519)
	$349,760,550	$349,776,163

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Formation costs and other
Operating expenses	$1,067,923	$238,547
Loss from operations	(1,067,923)	(238,547)
Other Income:
Interest income	8,621	2,017,548
Change in fair value of warrant liability	39,566,826	5,000,031
Net income	$38,507,524	$6,779,032

Weighted average shares outstanding, basic and diluted (1)	8,625,000	8,625,000
Basic and diluted net income per ordinary share	$4.46	$0.58

(1)	Excludes an aggregate of up to 34,500,000,shares subject to redemption at March 31, 2021 and 2020, respectively (See Note 8).

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

						(Accumulated
					Additional	Deficit)	Total
	Class A Ordinary shares		Class B Ordinary shares		Paid in	Retained	Shareholders
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance - December 31, 2020	-	$-	8,625,000	$863	$-	$(109,991,382)	$(109,990,519)
Common stock subject to redemption	-	-	-	-	-	(8,621)	-
Net income	-	-	-	-	-	38,507,524	38,507,524
Balance - March 31, 2021	-	$-	8,625,000	$863	$-	$(71,492,479)	$(71,482,995)

Balance - December 31, 2019	-	$-	8,625,000	$863	$-	$(34,576,166)	$(34,575,303)
Common stock subject to redemption	-	-	-	-	-	(2,017,548)	(6,779,026)
Net income	-	-	-	-	-	6,779,032	6,779,032
Balance - March 31, 2020	-	$-	8,625,000	$863	$-	$4,998,800	$5,000,007

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE ACQUISITION II, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Net income	$38,507,524	$6,779,032
Adjustments to reconcile net income to net cash used
in operating activities:
Interest earned in Trust Account	(8,621)	(2,017,548)
Change in fair value of warrant liability	(39,566,826)	(5,000,031)
Changes in operating assets and liabilities:
Prepaid expenses	(33,733)	27,582
Accounts payable and accrued expenses	406,282	17,624
Net cash used in operating activities	(695,374)	(193,341)

Cash flows from financing activities:
Proceeds from promissory note - related party	637,407	-
Net cash provided by financing activities	637,407	-
Net change in cash	(57,967)	(193,341)
Cash at the beginning of the period	133,695	497,549
Cash at the end of the period	$75,728	$304,208

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

Net Income Per Ordinary Share

Basic net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended March 31, 2021 and 2020, respectively. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2021 and 2020, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 — Significant Accounting Policies (cont.)

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended March 31,
	2021	2020

Net income	$38,507,524	$6,779,032
Less: Income attributable to ordinary shares	(8,621)	(1,788,302)
Net income available to ordinary shares	$38,498,903	$4,990,730

Weighted average shares outstanding, basic and diluted	8,625,000	8,625,000

Basic and diluted net income per ordinary share	$4.46	$0.58

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of March 31, 2021 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on August 8, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. The Company had incurred and paid $30,000 and $30,000 as of March 31, 2021 and 2020, respectively.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on August 8, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $60,000 and $60,000 as of March 31, 2021 and 2020, respectively.

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There were loans outstanding of $937,407 and $300,000 as of March 31, 2021 and December 31, 2020, respectively.

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

Note 7 – Warrant Liability

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

Note 7 – Warrant Liability (cont.)

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

THUNDER BRIDGE ACQUISITION II, LTD.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Warrant Liability (cont.)

At March 31, 2021 and 2020, there were 17,250,000 whole public warrants and 8,650,000 private placement warrants outstanding, respectively, with a fair value of $57,614,968 and $97,181,794, respectively.

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

Note 8 — Shareholders’ Equity

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

At March 31, 2021 and 2020, there were no preferred shares issued or outstanding.

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

At March 31, 2021 and 2020, there were 7,540,460, and 3,437,357 Class A Shares issued and outstanding, (excluding 26,959,540 and 31,062,643 Class A shares subject to possible redemption), and there were 8,625,000 Class B Shares issued and outstanding, respectively.

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

As of March 31, 2021 and December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $57.4 million and $97.2 million, respectively, based on the closing price of THBR on that date of $10.42 and $13.22, respectively.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2021	2020
Liabilities:
Public Warrants	1	$37,605,000	$63,738,750
Private Placement Warrants	2	19,808,500	33,443,044

No other changes in valuation techniques or inputs occurred during the years ended March 31, 2021 and December 31, 2020. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2021.

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

As indicated in the accompanying financial statements, we had $75,728 held outside the trust account that is available to us to fund our working capital requirements and $349,591,759 held inside the trust account.

Results of Operations

Our only activities from inception to August 13, 2019 were organizational activities necessary to prepare for the Initial Public Offering. Since the consummation of the Initial Public Offering through March 31, 2021, our activity has been limited to the evaluation of potential initial Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination.. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our Business Combination.

For the three months ended March 31, 2021 and 2020, we had net income of $38,507,524 and $6,779,032, respectively, which consists of formation costs and operating costs of $1,067,923 and $238,547, respectively, interest income of $8,621 and $2,017,548 for the three months ended March 31, 2021 and 2020, respectively, on marketable securities held in our Trust Account. We recognized non-cash income related to the change in fair value of the warrant liability of $39,566,826 and $5,000,031, for the three months ended March 31, 2021 and 2020, respectively.

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

As of March 31, 2021, we have available to us $75,728 of cash on our balance sheet and a working capital (deficit) of $(59,416,616). We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

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

Contractual Obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Net Income Per Ordinary Share

Basic net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Consistent with FASB 480, ordinary shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per ordinary share for the three months ended March 31, 2021 and 2020, respectively. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of ordinary shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2021 and 2020, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into ordinary shares. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for all periods presented.

A reconciliation of net loss per ordinary share as adjusted for the portion of income that is attributable to ordinary shares subject to redemption is as follows:

	For the Three Months Ended March 31,
	2021	2020

Net income	$38,507,524	$6,779,032
Less: Income attributable to ordinary shares	(8,621)	(1,788,302)

Net income available to ordinary shares	$38,498,903	$4,990,730

Weighted average shares outstanding, basic and diluted	8,625,000	8,625,000

Basic and diluted net income per ordinary share	$4.46	$0.58

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through March 31, 2021, our efforts have been limited to organizational activities, activities relating to our Public Offering and since the Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on February 13, 2019. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

After deducting the underwriting fee (excluding the deferred underwriting commission of $12,075,000, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Public Offering expenses, the total net proceeds from our Public Offering and the Private Placement of the Placement Warrants was approximately $346,241,463 of which $345,000,000 (or $10.00 per Unit sold in the Public Offering) was placed in the Trust Account. Approximately $1,230,680 was held outside the Trust Account and has been used to fund the Company’s operating expenses. As of March 31, 2021, cash held outside the Trust Account was $304,208. The net proceeds of the Public Offering and the sale of the Placement Warrants are held in the Trust Account and have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

THUNDER BRIDGE ACQUISITION II, LTD

Date: May 17, 2021	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

